Form 10-Q
period 1993-12-31
ARMOR ALL PRODUCTS CORP
filed 1994-01-28
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1993

                               OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  -----------------


Commission file number 0-14946
- ------------------------------


                 ARMOR ALL PRODUCTS CORPORATION
- -----------------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)

           DELAWARE                               33-0178217
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

6 Liberty, Aliso Viejo, California                       92656
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (714) 362-0600
- -----------------------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Outstanding at December 31, 1993
- -----------------------------    --------------------------------
Common stock, $0.01 par value           21,125,921 Shares



                        TABLE OF CONTENTS




                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                            Pages
                                                            -----

Consolidated Balance Sheets
    December 31, 1993 and March 31, 1993                     3

Consolidated Statements of Income
    Three and nine months ended
    December 31, 1993 and 1992                               4

Consolidated Statements of Cash Flows
    Nine months ended December 31, 1993 and 1992             5

Financial Notes                                            6 - 7

Financial Review                                           8 - 9






                   PART II.  OTHER INFORMATION
                   ===========================

Item
- ----

  6       Exhibits and Reports on Form 8-K                   10

                 PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                           December 31   March 31
                                              1993         1993
                                            --------     --------
                                                (in thousands)
ASSETS
- ------
Current Assets
      Cash and cash equivalents            $ 53,157     $ 33,858
      Accounts receivable                    26,456       54,074
      Inventories                             3,904        4,715
      Deferred income taxes                     416          129
      Prepaid expenses                        2,423          653
                                            -------      -------
                Total current assets         86,356       93,429
Property - net                                8,630        8,451
Goodwill                                     27,932       28,778
Patents and Trademarks                        8,746        9,177
Other Intangibles                                53          725
                                            -------      -------
          Total assets                     $131,717     $140,560
                                            =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
      Accounts payable                     $  6,302     $  9,433
      Payable to McKesson                     1,150        5,893
      Accrued selling expenses                5,648        9,073
      Dividends payable                       3,380        2,527
      Accrued compensation                    2,017        3,131
      Other liabilities                       2,529        2,999
                                            -------      -------
          Total current liabilities          21,026       33,056
                                            -------      -------
Deferred Income Taxes                           912          949
                                            -------      -------
Stockholders' Equity
      Common stock                              211          211
      Other capital                          58,608       57,968
      Unearned compensation -
        restricted stock                       (712)        (664)
      Retained earnings                      52,310       49,333
      Cumulative translation adjustment        (638)        (293)
                                            -------      -------
          Total stockholders' equity        109,779      106,555
                                            -------      -------
          Total liabilities and
            stockholders' equity           $131,717     $140,560
                                            =======      =======

See accompanying financial notes.

                       ARMOR ALL PRODUCTS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)


                                     Three Months Ended    Nine Months Ended
                                        December 31           December 31
                                    -------------------   -------------------
                                      1993       1992       1993       1992
                                    --------   --------   --------   --------
                                     (in thousands except per share amounts)

REVENUES                             $33,407    $30,927   $117,361   $108,413
                                     -------    -------    -------    -------
COSTS AND EXPENSES
  Cost of sales                       13,870     12,945     48,095     44,490
  Selling, general and
    administrative                    13,087     12,132     45,144     42,734
  Amortization of intangibles            494        803      2,102      2,966
                                     -------    -------    -------    -------
     Total costs and expenses         27,451     25,880     95,341     90,190
                                     -------    -------    -------    -------
OPERATING INCOME                       5,956      5,047     22,020     18,223

INTEREST INCOME                          405        360      1,074        920
                                     -------    -------    -------    -------
INCOME BEFORE INCOME TAXES             6,361      5,407     23,094     19,143

INCOME TAXES                           2,739      2,266      9,986      8,021
                                     -------    -------    -------    -------
NET INCOME                          $  3,622   $  3,141   $ 13,108   $ 11,122
                                     =======    =======    =======    =======


EARNINGS PER COMMON SHARE           $    .17   $    .15   $    .62   $    .53
                                     =======    =======    =======    =======
   DIVIDENDS PER COMMON SHARE       $    .16   $    .12   $    .48   $    .36
                                     =======    =======    =======    =======

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING         21,123      21,027     21,107     21,011




See accompanying financial notes.

                       ARMOR ALL PRODUCTS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                         Nine Months Ended
                                                            December 31
                                                       ----------------------
                                                         1993          1992
                                                       --------      --------
                                                           (in thousands)
Operating Activities
  Net income                                          $ 13,108      $ 11,122
  Adjustments to reconcile net
  income to net cash provided
  by operating activities
    Depreciation and amortization                        3,067         3,952
    Provision for losses on receivables                    364           376
    Deferred income taxes                                 (211)         (151)
                                                       -------       -------
      Total                                             16,328        15,299
                                                       -------       -------
    Effect of changes in
      Accounts receivable                               27,254        25,277
      Inventories                                          811         1,254
      Prepaid expenses                                  (1,883)       (1,215)
      Accounts payable                                  (3,131)       (2,506)
      Payable to McKesson (income taxes)                (2,689)            0
      Accrued selling expenses                          (3,425)       (1,715)
      Accrued compensation                              (1,114)          615
      Other liabilities                                   (470)          239
                                                       -------       -------
      Total                                             15,353        21,949
                                                       -------       -------
      Net cash provided by operating activities         31,681        37,248
                                                       -------       -------
Investing Activities
  Note receivable from affiliate                             0        (2,385)
  Capital expenditures                                    (974)         (449)
  Other                                                   (497)         (210)
                                                       -------       -------
      Net cash used by investing activities             (1,471)       (3,044)
                                                       -------       -------
Financing Activities
  Payable to McKesson (other)                           (2,054)            0
  Issuance of common stock                                 421         1,094
  Dividends paid                                        (9,278)       (7,556)
                                                       -------       -------
      Net cash used by financing activities            (10,911)       (6,462)
                                                       -------       -------
Net increase in cash and cash equivalents               19,299        27,742

Cash and cash equivalents at beginning of period        33,858        15,708
                                                       -------       -------
Cash and cash equivalents at end of period            $ 53,157      $ 43,450
                                                       =======       =======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES



1.   BASIS OF PRESENTATION
- --------------------------

     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the "Company"). In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1993 and the results of its operations and its cash flows for the nine-month periods ended December 31, 1993 and 1992. Such adjustments were of a normal recurring nature.

     The results of operations for the three and nine months ended December 31, 1993 and 1992 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1993. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2.   PARENT COMPANY
- --------------------

     The Company is a subsidiary of McKesson Corporation ("McKesson"). During the nine-month period ended December 31, 1993, McKesson sold 5,175,000 of its shares of the Company's common stock in a registered secondary offering and donated 250,000 shares to the McKesson Foundation. These transactions reduced McKesson's equity interest in the Company from 83% to 57%.


3.   CASH MANAGEMENT
- --------------------

     Pursuant to an agreement with McKesson, the Company's U.S. operations participate daily in a cash management program administered by McKesson. Under this arrangement, the Company invests any excess cash in the cash management program and has unrestricted access to such invested cash to fund disbursements. If the Company needs additional cash above the amount invested, such cash requirements are met through borrowings from McKesson. All amounts invested in the cash management program with McKesson are deposited in a separate bank account in the Company's name, which is used for cash management program transactions.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES



     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $48,793,000 at a 3.1% interest rate on December 31, 1993 and $30,025,000 at a 3.1% interest rate on March 31, 1993.


4.   PREPAID EXPENSES
- ---------------------

     Prepaid expenses at December 31, 1993 include $2,152,000 of payments related to media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume.


5.   INTEREST INCOME
- --------------------

     Interest income is comprised of the following:

                                      Three Months    Nine Months
                                         Ended           Ended
                                      December 31     December 31
                                     ------------    ------------
                                     1993    1992    1993    1992
                                     ----    ----    ----    ----
                                            (in thousands)

     Interest income - McKesson    $  357  $  341  $  948  $  808
     Interest income - other           48      19     126     112
                                    -----   -----   -----   -----
     Interest income               $  405  $  360  $1,074  $  920
                                    =====   =====   =====   =====

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW



Results of Operations
- ---------------------

     Revenues increased $2.5 million or 8.0% in the quarter ended
December 31, 1993 from the corresponding quarter of the prior year.

This increase was primarily due to higher revenues in Canada, Asia and Latin America, including certain favorable year-end pricing settlements in connection with the international distribution agreement with S. C. Johnson. Sales in the United States increased moderately from the prior year quarter due to revenues from three new products: Armor All-R Low-Gloss Protectant-TM, Armor All-R QuickSilver-TM Wheel Cleaner and Armor All-R Spot & Wash-TM Concentrate.

     Revenues increased $8.9 million or 8.3% in the nine months ended December 31, 1993 from the corresponding period of the prior year. Sales in the United States were higher due to revenues from the three new products mentioned above, as well as to the continued strong growth of Armor All-R Tire Foam-TM Protectant and sales of Rain Dance-R Light and Dark Car Formula Polishes. In addition, international sales increased due to higher revenues from all of the Company's principal foreign markets: Canada, Europe, Asia, Latin America and Australia.

     Cost of sales as a percentage of revenues was 41.5% and 41.9% in the quarters ended December 31,1993 and 1992, respectively, and 41.0% in each of the respective nine-month periods. The decrease in the current quarter was primarily attributable to the effect of the aforementioned pricing settlements in connection with the international distribution agreement with S.C. Johnson. For the nine-month period, these settlements were offset primarily by a lower-margin product mix and increased shipments of certain promotional items.

     Selling, general and administrative expense as a percentage of revenues was 39.2% in each of the quarters ended December 31, 1993 and 1992, and 38.5% and 39.4% in the respective nine-month periods.

The decrease in the nine-month period is primarily due to the absorption of media advertising and fixed administrative expenses over a higher sales volume. Partially offsetting these factors was the implementation of several new consumer promotion programs.

     Amortization of intangible assets decreased $0.3 million in the quarter ended December 31, 1993 and $0.9 million in the nine-month period as certain intangibles became fully amortized.

     The effective income tax rate was 43.1% and 41.9% in the quarters ended December 31, 1993 and 1992, respectively, and 43.2%

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW



and 41.9% in the respective nine-month periods. The higher effective rates in the current year principally reflect the enactment of the Omnibus Budget Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35% retroactive to January 1993.



Financial Resources and Liquidity
- ---------------------------------

     The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. Reflecting these seasonal factors, the Company had cash and cash equivalents of $53.2 million with no outstanding debt at December 31, 1993.

     This pattern resulted in cash flow from operations of $31.7 million and $37.2 million in the nine-month periods ended December 31, 1993 and 1992, respectively, as accounts receivable were reduced from March 31 levels. Despite higher net income in the current period, operating cash flow was lower primarily due to the timing of payments for income taxes and certain advertising and selling expenses.

     As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meets its needs as defined in its annual capital and operating plans. The Company does not anticipate borrowing any funds from McKesson during the remainder of this fiscal year.

                   PART II.  OTHER INFORMATION
                   ===========================



Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   None


              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                        S I G N A T U R E
                        =================





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ARMOR ALL PRODUCTS CORPORATION
                                   (Registrant)



Dated:  January 28, 1994           /s/ Mervyn J. McCulloch
                                   ------------------------------
                                   Mervyn J. McCulloch
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)