Form 10-K
period 1994-03-31
ARMOR ALL PRODUCTS CORP
filed 1994-06-21
CIK 797975

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended March 31, 1994            OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _____________________

                      Commission file number     0-14946
                                               -----------

                        ARMOR ALL PRODUCTS CORPORATION
- - - -----------   -----------------------------------------------------------------
            (exact name of registrant as specified in its charter)

            DELAWARE                                     33-0178217
- - - -------------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     6 Liberty, Aliso Viejo, California                        92656
- - - ---------------------------------------------     ------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                (714) 362-0600
- - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                 ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 1, 1994: $185,977,580

Number of shares of common stock outstanding at June 1, 1994:  21,172,986

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1994 are incorporated by reference into Parts II and IV of this report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1994 are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                    PART I
                                    ------

Item                                                                       Pages
- - - ----                                                                       -----
 1.   Business.............................................................  1

 2.   Properties...........................................................  4

 3.   Legal Proceedings....................................................  4

 4.   Submission of Matters to a Vote of Security Holders..................  5

      Executive Officers of the Registrant.................................  5


                                    PART II
                                    -------

 5.   Market for Registrant's Common Stock and Related Stockholder Matters   6

 6.   Selected Financial Data..............................................  6

 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  6

 8.   Financial Statements and Supplementary Data..........................  6

 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................  6


                                   PART III
                                   --------

 10.  Directors and Executive Officers of the Registrant...................  7

 11.  Executive Compensation...............................................  7

 12.  Security Ownership of Certain Beneficial Owners and Management.......  7

 13.  Certain Relationships and Related Transactions.......................  7


                                    PART IV
                                    -------

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  8

      Signatures.......................................................... 10

                                    PART I



ITEM 1.   BUSINESS

     Substantially all of the Company's operations are currently in one business segment, marketing branded appearance enhancement products targeted primarily for the do-it-yourself automotive appearance aftermarket. In January 1994, the Company began marketing a line of branded home care products.

     Prior to May 1993, McKesson Corporation ("McKesson") owned approximately 83% of the Company's outstanding shares of common stock. In May 1993, McKesson reduced its ownership level to approximately 57% through a sale of shares to the public. In March 1994, McKesson issued debentures which are exchangeable into additional shares of the Company's common stock owned by McKesson at a price of $25.94 per share at any time through February 2004, subject to McKesson's right to pay cash equal to the market price of the stock in lieu of making the
exchange.   If all  such debentures were actually exchanged, McKesson's ownership level would be reduced to approximately 25%.

PRODUCTS

          The Company develops and markets a broad line of automotive appearance chemicals under four brand names:
Armor All/(R)/, Rain Dance/(R)/, Rally/(R)/ and No. 7/(R)/. The Company also markets home care products under the E-Z Deck Wash/ (R)/ and E-Z D/TM/ brand names.


     Armor All Brand

          The Company develops and markets protectants, waxes, washes and other cleaning aids under the Armor All name.

          The Company's principal product, Armor All/(R)/ Protectant, is designed to protect and beautify natural and synthetic polymer materials and is primarily used on automobile surfaces made of rubber, vinyl and plastic, such as dashboards, seats, vinyl tops, door panels, tire sidewalls and rubber bumpers. Sales of Armor All Protectant, including the new low-gloss version mentioned below, accounted for 68% and 70% of the Company's revenues in fiscal 1994 and 1993, respectively.

          Armor All/(R)/ Tire Foam/(R)/ Protectant, introduced in November 1991, is designed to clean, shine and protect tire sidewalls without wiping. Armor All/(R)/ Leather Care Protectant, also introduced in November 1991, is designed primarily for leather upholstery. The Company also markets a liquid car wax, a multi-purpose cleaner, and a car wash liquid concentrate under the Armor All name.

          In December 1993, the Company began shipping three new products under the Armor All brand name: Armor All Protectant Low-Gloss Natural Finish/TM/, a low-gloss version of Armor All Protectant designed to minimize dashboard glare for consumers who prefer a less shiny appearance; Armor All/(R)/ QuickSilver/TM/ Wheel Cleaner, a spray-on wheel cleaner designed for use on wheels, wheel covers and hubcaps; and Armor All /(R)/ Spot & Wash/TM/ Concentrate, a car wash product designed to remove bugs, tar residue and tree sap from car finishes.


     Rain Dance Brand

          The Company markets polishes, waxes and car wash products under the Rain Dance name. In November 1991, the Company introduced Rain Dance/(R)/ Advanced Formula/TM/ Car Polish, and in January 1993, the Company introduced two additional car polishes, Rain Dance/(R)/ Light Car Formula Polish and Rain Dance/(R)/ Dark Car Formula Polish, with different light reflectant characteristics. Liquid and paste car wax and a variety of car wash products are also marketed under the Rain Dance name.

     Rally and No. 7 Brands

          The Company markets cream and liquid waxes under the Rally name. Under the No. 7 name, the Company markets a variety of polishing and rubbing compounds and other cleaning aids.


     E-Z Deck Wash and E-Z D Brands

          The Company acquired the E-Z Deck Wash and E-Z D brands on January 28, 1994. The E-Z Deck Wash product cleans and restores wood surfaces such as patio
decks, siding and fences.    Products in the E-Z D line include a vinyl wash, a
paint preparation treatment, a roof wash , an aluminum wash and a mobile home/recreational vehicle wash. The E-Z Deck Wash and E-Z D products are being marketed under the Armor All name.



GEOGRAPHIC MARKETS

          The Company's products are sold predominantly in the United States and Canada, with additional sales occurring in 70 other countries. In fiscal 1994, 86% of sales were in the United States, 6% in Canada and 8% in other foreign countries, principally Australia, Germany, Japan, Mexico and the United Kingdom. The Company does not have large fixed capital investments in its foreign operations. Foreign currency exchange fluctuations have not had a significant impact on the Company's operating results.



SALES AND MARKETING

          In the United States and Canadian automotive appearance market, a sales force of 13 employees accounted directly for over 50% of the Company's revenues in fiscal 1994. In addition, the Company's sales force oversees 21 independent manufacturers' representative organizations that also market the Company's products. Primary customers include mass merchandise retailers, auto supply stores, warehouse clubs, hardware stores and other retail outlets. The Company believes that its automotive appearance products are sold at over 100,000 retail outlets.

          In the United States home care market, a sales force of 4 employees oversees 18 manufacturers' representative organizations that market the Company's products. Primary customers include home centers, warehouse clubs, mass merchandise retailers and hardware stores. In Canada, the Company licenses the distribution of its home care products to an independent sales agency.

          The Company's largest customers represent an increasing percentage of its revenues. Sales to the Company's 20 largest customers accounted for 65%, 63% and 59% of the Company's consolidated revenues in fiscal 1994, 1993 and 1992, respectively. Sales to the Company's two largest customers, Wal-Mart Stores, Inc. (and its affiliates) and Kmart Corporation (and its affiliates), accounted for the following respective percentages of the Company's revenues:
17% and 8% in fiscal 1994, 15% and 11% in fiscal 1993, and 12% and 11% in fiscal 1992.

          The Company's direct sales force works closely with the Company's largest customers on joint marketing and promotional activities. The Company also assists its customers with inventory management supported in certain cases, by electronic data interchange ("EDI") links between the Company and the customer. In addition, EDI provides the Company with valuable marketing information. Among other things, the Company uses EDI point-of-sale statistics to analyze geographic purchase patterns, measure the success of test marketing programs and monitor sales of holiday gift packs and other time-sensitive promotions.

          The Company's management assists in sales and marketing efforts by providing national advertising and promotional support and retail merchandising management assistance, including product information and sales training. The Company's promotional activities target both trade accounts and retail
consumers.   Over the past three years, the Company has increased the proportion of marketing funds which are offered to trade customers as fixed sums in return for specific promotional activities, as opposed to more general cooperative advertising arrangements. From time to time, the Company uses various retail sales incentive devices, such as coupons, rebates, "Bonus Packs" (e.g., 10 ounces for the price of 8), merchandise with attached free samples, and other special offers to stimulate retail sales.

          Retail sales of the Company's products are seasonal and are highest between April and September. However, sales to the Company's customers are highest in its fourth fiscal quarter (from January through March). Consistent with industry practice, the Company offers extended payment terms in conjunction with its winter promotional activities.

          International sales are effected through sales offices in Canada and the United Kingdom, through foreign distributors, and through a marketing and distribution alliance with S. C. Johnson & Son, Inc. Under an agreement between the Company and S.C. Johnson, S. C. Johnson is the exclusive distributor of Armor All Protectant and certain of the Company's other products in Germany, Japan and Mexico, subject to agreement with the Company on annual business and marketing plans for each country. Under the agreement, S. C. Johnson pays virtually all selling and marketing expenses, and the Company and S.C. Johnson share in the profits or losses. The S.C. Johnson agreement expires in June 2001, with automatic five-year renewals unless either party provides 12 months' prior notice. The Company will have the right to terminate the agreement on a country-by-country basis if S.C. Johnson fails to meet certain revenue objectives over specified periods, subject to S.C. Johnson's right to avoid termination by compensating the Company for any shortfall. S. C. Johnson is also the exclusive distributor of Armor All Protectant in several Southeast Asian countries under separate agreements that do not involve profit or loss sharing.


MANUFACTURING AND PACKAGING

          The Company's products are manufactured by contract packagers. The Company's relationships with its three most important packagers have lasted for 6, 9 and 21 years, respectively. Subject to contractual arrangements, the Company periodically reevaluates its selection of packagers and believes that other acceptable packagers are readily available.

          The Company avoids significant investments in inventory. In general, the Company's full-service packagers are responsible for purchasing product ingredients and approved component packaging materials. The Company negotiates the raw material supply arrangements on behalf of its packagers. The packagers blend, package and warehouse the finished product. With certain exceptions, the full-service packagers own all the raw materials and finished products in their possession and transfer title to the Company just prior to shipment to the Company's customers. In the case of Armor All Protectant and Armor All Tire Foam Protectant, the Company premixes a concentrate which it sells to the full-service packagers. For certain other products, the Company has title to raw materials and finished products and pays a manufacturing fee to the packager.

          The Company's products are manufactured in five principal locations in the United States, one location in Canada and one location in Australia. Protectants are manufactured at five of these locations, waxes at one location, and home care products at the other location. Management believes that the existing packagers can accommodate the Company's production needs for the foreseeable future.

          The Company has alternative sources for the ingredients used in, and packaging components for, all of its products. The Company has contracts with certain suppliers to provide a continued supply of the primary chemical ingredients and packaging components used in producing its products, which expire by their terms on various dates through March 1995.


TRADEMARKS AND PATENTS

          The Company's principal trademarks are:

               . ARMOR ALL(R)
               . Symbol of a male VIKING figure surrounded by a rainbow design . Symbol of a male VIKING figure surrounded by a sunburst design . RAIN DANCE(R)
               . RALLY(R)
               . NO. 7(R)
               . E-Z DECK WASH(R)
               . E-Z D/TM/

          The Company also owns other registered and unregistered trademarks. All of the principal trademarks are registered in the United States and Canada. The ARMOR ALL and VIKING trademarks are also registered in over 80 other countries. All of the other principal trademarks are also registered in at least several other countries. The Company believes it has taken all necessary steps to preserve the registration of its trademarks.

          The Company also owns a process patent on ARMOR ALL Protectant and a patent on RAIN DANCE wax, and has applied for patents on ARMOR ALL QuickSilver Wheel Cleaner and ARMOR ALL Spot & Wash Concentrate. In addition, the Company owns a patent on an E-Z DECK WASH product and has other domestic and foreign E-Z DECK WASH patents pending. The Company's process patent on ARMOR ALL Protectant will expire in 1996. Management believes that the Company's trademarks are more important assets than its patents, and that the termination or invalidity of its patents would not have a materially adverse effect on the Company.


COMPETITION

          In the domestic protectant market, the Company has two principal competitors, STP/(R)/ Son-of-a-Gun/(R)/ Protectant and Turtle Wax/(R)/ Formula 2001/(R)/, and several secondary competitors. Armor All Tire Foam Protectant has three principal competitors, Turtle Wax/(R)/ Formula 2001, STP/(R)/ Son-of-a-Gun/(R)/ Tire Care and No Touch/(R)/, and several secondary competitors. Armor All brand cleaner competes against many specialty automotive cleaner products. Armor All brand wax and wash products and all of the Rain Dance and Rally brand products compete with numerous wash, wax and polish products in the automotive aftermarket. The No. 7 brand products compete with many wash and specialty cleaning products. Competition in international markets varies by country.

          In the domestic home care products market, the E-Z Deck Wash and E-Z D brand products have two principal competitors, Thompson's/(R)/ Deck Wash and Olympic/(R)/ Deck Cleaner, and several secondary competitors.


EMPLOYEES

          At March 31, 1994, the Company employed 128 persons. None are represented by unions. The Company believes its employee relations are good.



ITEM 2.   PROPERTIES

          The Company owns its headquarters facility located in Aliso Viejo, California. The facility, which was built in 1989, comprises 45,000 square feet of office space on a 4.6 acre site.

          The Company also leases approximately 17,000 square feet of warehouse space in Aliso Viejo, California. The facility is used primarily for warehousing certain components, finished goods and promotional items. The Company also mixes the Armor All Protectant and Armor All Tire Foam Protectant concentrates and performs various special product-packaging functions at this location. The Company utilizes limited space in various public warehouses in the United States and abroad for temporary inventory storage and shipping.

          The Company maintains sales offices in Tennessee, Canada and the United Kingdom, each with less than 2,000 square feet. It conducts its laboratory research and development activities at a leased facility of approximately 5,000 square feet located near the Company's headquarters in Aliso Viejo, California.

          The Company believes that these properties will be sufficient to meet its needs for the next several years.



ITEM 3.   LEGAL PROCEEDINGS

          In addition to commitments and obligations which arise in the ordinary course of business, the Company is subject to various claims, proceedings and legal actions from time to time involving contracts, competitive practices, advertising claims, trademark rights, product liability claims, tax assessments and other matters arising out of the conduct of the Company's business. Management believes that, based on current knowledge, the outcome of any such pending matters will not have a material adverse effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth information concerning the executive officers of the Registrant as of June 1, 1994.

          There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

     Name           Age       Position with Registrant and Business Experience
- - - -------------------------------------------------------------------------------
David E. McDowell    51       Chairman of the Board since April 1992.
                              President and Chief Operating Officer of McKesson
                              since January 1992.  Vice President and General
                              Manager, Quality and Chief Information Officer of
                              International Business Machines Corporation (IBM)
                              from November 1990 until January 1992; President
                              of IBM's National Service Division from July 1987
                              until November 1990.  Chairman of the Compensation
                              Committee and member of the Audit Committee of the
                              Board. Service with the Company - 2 years.


Kenneth M. Evans     52       President and Chief Executive Officer since April
                              1991;  Group Vice President of the Do-it-Yourself
                              Products Group of L. & F. Products, a subsidiary
                              of Eastman Kodak from 1989 to April 1991.  Service
                              with the Company - 3 years.


Mervyn J. McCulloch  50       Executive Vice President and Chief Financial
                              Officer since March 1990;  Partner of Deloitte &
                              Touche, a public accounting firm, from 1972 to
                              March 1990. Service with the Company - 4 years.


Michael A. Caron     43       Senior Vice President since October 1991;
                              President of Armor All International, a division
                              of the Company, since August 1993; Senior Vice
                              President - Marketing from October 1991 to August
                              1993; Senior Vice President, Marketing/Inter-
                              national Operations from April 1989 to
                              October 1991. Service with the Company - 9 years.


Steven L. Kliff      36       Senior Vice President, Consumer Products,
                              since August 1993; Vice President, Sales and
                              Product Development from November 1991 to August
                              1993; Vice President, Product and Business
                              Development from September 1991 to November 1991;
                              From February 1986 to August 1991, held various
                              positions with Blistex Incorporated, a
                              manufacturer of over-the-counter topical
                              medications, including Director of Marketing/Chief
                              Marketing Officer and Director of Strategic
                              Planning. Service with the Company - 3 years.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(A)      MARKET INFORMATION

         The Company's Common Stock, par value of $0.01 per share, is traded in
the over-the-counter market under the symbol ARMR.   The high and low closing
prices reported by the NASDAQ National Market System appear in financial note 12, "Quarterly Financial Information" (unaudited) on page 23 of the 1994 Annual Report to Stockholders, which information is incorporated by reference.

(B)      HOLDERS

         The approximate number of record holders of the Company's common stock as of May 15, 1994 was 350. The estimated number of beneficial holders was 2,500.

(C)      DIVIDENDS

         Dividend information is included in financial note 12, "Quarterly Financial Information" (unaudited) on page 23 of the 1994 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data appear on page 1 of the 1994 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appears in the section entitled "Financial Review" on pages 12 to 14 of the 1994 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements appear on pages 15 to 24 of the 1994 Annual Report to Stockholders, which financial statements are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company is incorporated by
reference from the Registrant's 1994 Proxy Statement.   Certain information
relating to Executive Officers of the Company appears on page 5 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated by reference from the Company's 1994 Proxy Statement.



ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated by reference from the Registrant's 1994 Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated by reference from the Registrant's 1994 Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain transactions with McKesson and management is incorporated by reference from the Registrant's 1994 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the Company, other financial information and independent auditors' report are contained in the 1994 Annual Report to Stockholders and are incorporated by reference.


                                                                  Annual Report
                                                                      Page
                                                                  -------------
  Consolidated Financial Statements
    Consolidated Balance Sheets at March 31, 1994 and 1993             15
    Consolidated Statements of Income for the years ended
      March 31, 1994, 1993 and 1992                                    16
    Consolidated Statements of Stockholders' Equity for the
      years ended March 31, 1994, 1993 and 1992                        17
    Consolidated Statements of Cash Flows for the years
      ended March 31, 1994, 1993 and 1992                              18
  Notes to Consolidated Financial Statements                           19
  Independent Auditors' Report                                         24

  The following are included herein:                                10-K Page
                                                                  -------------
    Independent Auditors' Report                                       11
    Consolidated Supplementary Financial Schedules
      for the years ended March 31, 1994, 1993 and 1992
      II.    Amounts Receivable from Related Parties and
               Underwriters, Promoters,  and Employees
               (Other than Related Parties)                            12
      VIII.  Valuation and Qualifying Accounts and Reserves            13
      X.     Supplementary Income Statement Information                14

          Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

  See Exhibit Index on pages 15 and 16.

  The following exhibits listed on the Exhibit Index are included herein:

  (3)B    By-Laws of the Company as amended through March 21, 1994.

  (10)A Services Agreement dated as of July 1, 1986 between the Company and McKesson, as amended through March 23, 1993.

  (10)E Form of Termination Agreement dated as of May 15, 1994 between the Company and certain executive officers.

  (10)N Armor All Products Corporation Supplemental Profit-Sharing Investment Plan adopted August 1, 1989.

  (10)P Letter Agreement dated November 4, 1993 amending the Distribution Agreement between S.C.Johnson & Son, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment).

  (10)Q Asset Purchase and Sale Agreement dated January 26, 1994 between Agri-Products Special Markets, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment).

  (13) Portions of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1994.

  (21)    Subsidiaries of the Registrant.

  (23)    Independent Auditors' Consent.

(B)       REPORTS ON FORM 8-K

          There were no reports filed on Form 8-K during the quarter ended March 31, 1994.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ARMOR ALL PRODUCTS CORPORATION
Dated: May 17, 1994
       ------------



                                  By /s/Kenneth M. Evans
                                     --------------------------------------
                                     Kenneth M. Evans
                                     President and Chief Executive Officer





                                  By /s/Mervyn J. McCulloch
                                     --------------------------------------
                                     Mervyn J. McCulloch
                                     Executive Vice President and
                                       Chief Financial Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 17, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.




 s/William A. Armstrong                  /s/David E. McDowell
- - - --------------------------------         ----------------------------------
William A. Armstrong, Director           David E. McDowell, Chairman of the
                                             Board and Director



/s/Jon S. Cartwright                     /s/Karen Gordon Mills
- - - --------------------------------         ----------------------------------
Jon S. Cartwright, Director              Karen Gordon Mills, Director



/s/Kenneth M. Evans                      /s/Joseph A. Sasenick
- - - --------------------------------         ----------------------------------
Kenneth M. Evans, President              Joseph A. Sasenick, Director
    and Chief Executive
    Officer and Director



/s/David L. Mahoney
- - - --------------------------------         ----------------------------------
David L. Mahoney, Director               Alan Seelenfreund, Director

                         INDEPENDENT AUDITORS' REPORT



To the Board of Director and Stockholders of Armor All Products Corporation:

We have audited the consolidated financial statements of Armor All Products Corporation and subsidiaries as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31, 1994, and have issued our report thereon dated April 22, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Armor All Products Corporation, listed in Item 14(a). These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE
Costa Mesa, California
April 22, 1994

                                                            SCHEDULE II


                        ARMOR ALL PRODUCTS CORPORATION
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS, AND EMPLOYEES (OTHER THAN RELATED PARTIES)
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                (IN THOUSANDS)


- - - --------------------------------------------------------------------------------------------------------------
    Column A                 Column B         Column C          Column D                    Column E
- - - --------------------------------------------------------------------------------------------------------------
                                                                                     Balances at End of Period
                                                                                     -------------------------
                                                                                       Due              Due
                             Beginning                          Amounts              Within            After
                               of Year        Additions        Collected            One Year          One Year
                             ---------        ---------        ---------            --------          --------
   Name of Debtor
- - - -------------------

Officers:


Year Ended March 31, 1994
- - - -------------------------

   Kenneth M. Evans            $ 25             $ -0-            $  (25)             $  -0-            $ -0-
   Steven L. Kliff(1)           -0-               520               -0-                 -0-              520


Year Ended March 31, 1993
- - - -------------------------

   Kenneth M. Evans             150               -0-              (125)                 25              -0-
   Steven L. Kliff              290               -0-              (290)                -0-              -0-


Year Ended March 31, 1992
- - - -------------------------

   Kenneth M. Evans(2)          -0-               550             (400)                 125               25
   Steven L. Kliff(3)           -0-               290              -0-                  290              -0-

- - - -------------------

NOTES: (1)  Consists of a promissory note secured by real property in
            Southern California. The principal amount of the note is due on the earlier of the date the real property is sold or February 15, 1996. Interest is payable monthly at 3.875% through August 15, 1994 and at rates thereafter based on a specified market rate, subject to a maximum increase of 1.0% in any six-month period.

       (2) Includes a $450,000 loan used by the employee in connection with his purchase of real property in Southern California after beginning employment with the Company. The loan, which has been fully repaid, was unsecured and noninterest-bearing.

       (3) Represents a noninterest-bearing relocation loan which has been fully repaid.

                                                                   SCHEDULE VIII

                        ARMOR ALL PRODUCTS CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                (IN THOUSANDS)

- - - -------------------------------------------------------------------------------------------------------
Column A                  Column B               Column C                 Column D           Column E
- - - -------------------------------------------------------------------------------------------------------
                                                   Addditions               Reduction
                                         ---------------------------     -----------------
                           Balance at    Charged to        Charged            Account         Balance
                           Beginning     Costs and         Against         Written Offer,      at End
Description                 of Year      Expenses          Revenues       Net of Recoveries    of Year
- - - -------------              ----------   -----------       -----------    ------------------   ---------
Year Ended March 31, 1994
- - - -------------------------

Reserves for:
  Cash discounts*            $1,122        $-0-             $2,980           $(2,796)           $1,306
  Doubtful accounts*            738         578                -0-                 3             1,319

Year Ended March 31, 1993
- - - -------------------------

Reserves for:
  Cash discounts*             1,020         -0-              2,871            (2,769)            1,122
  Doubtful accounts*            628         539                -0-              (429)              738

Year Ended March 31, 1992
- - - -------------------------

Reserves for:
  Cash discounts*             1,058        -0-               2,669            (2,707)            1,020
  Doubtful accounts*          1,732        385                 -0-            (1,489)              628


*Included as a reduction of Accounts Receivable in the consolidated balance sheets.

                                                                      SCHEDULE X

                        ARMOR ALL PRODUCTS CORPORATION
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                (IN THOUSANDS)

- - - ---------------------------------------------------------------------------------------------
         Column A                                                   Column B
- - - ---------------------------------------------------------------------------------------------
                                                                  Charged to
                                                 Selling, General and Administrative Expenses
                                                 --------------------------------------------
     Item                                          1994              1993             1992
- - - -----------------                                --------------------------------------------
Advertising and promotion                        $43,331           $41,233           $38,595

All other items required by Rule 12-11 of Regulation S-X are omitted because they are disclosed in the consolidated financial statements or are less than 1% of total revenues.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------       ------------------------------------------------------------------
(3)A*         Certificate of Incorporation of the Company (Exhibit 3.1 to Form
              S-1 Registration Statement No. 33-07506).

(3)B          By-Laws of the Company as amended through March 21, 1994.

(10)A Services Agreement dated as of July 1, 1986 between the Company and McKesson, as amended through March 23, 1993.

(10)B*        Tax Allocation Agreement dated as of July 1, 1986 between the
              Company and McKesson (Exhibit 10.2 to Form S-1 Registration
              Statement No. 33-07506).

(10)C*        Indemnity Agreement with Directors of the Company (Exhibit
              10.3 to Form S-1 Registration Statement No. 33-07506).

(10)D* Form of Employment Agreement dated as of April 15, 1991 between the Company and its President and Chief Executive
              Officer. (Exhibit (10)D to Form 10-K Report for the fiscal year ended March 31, 1991).

(10)E Form of Termination Agreement dated as of May 15, 1994 between the Company and certain corporate officers.

(10)F* Form of Termination Agreement between the Company and its President and Chief Executive Officer. (Exhibit (10)F to Form 10-K Report for the fiscal year ended March 31, 1991).

(10)G* Supply Contract for Raw Materials (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)G to Form 10-K Report for the fiscal year ended March 31, 1992).

(10)H* Contract Packaging Agreement (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)H to Form 10-K Report for the fiscal year ended March 31, 1993).

(10)I* Armor All Products Corporation 1986 Stock Option Plan as amended through January 21, 1993. (Exhibit (10)I to Form 10-K Report for the fiscal year ended March 31, 1993).

(10)J*        Armor All Products Corporation Deferred Compensation
              Administration Plan. (Exhibit (19)C to Form 10-Q Report for the quarter ended December 31, 1987).

(10)K* Armor All Products Corporation 1988 Restricted Stock Plan as amended through July 23, 1993. (Exhibit (10) to Form 10-Q
              Report for the quarter ended June 30, 1993).

(10)L* Armor All Products Corporation 1988 Long-Term Incentive Plan as amended through November 28, 1990. (Exhibit (10)N to
              Form 10-K Report for the fiscal year ended March 31, 1991).

(10)M*        Armor All Products Corporation 1989 Short-Term Incentive Plan.
              (Exhibit (10)P to Form 10-K Report for the fiscal year ended
              March 31, 1989).

(10)N         Armor All Products Corporation Supplemental Profit-Sharing
              Investment Plan adopted August 1, 1989.

(10)O*        Distribution Agreement between S.C. Johnson & Son, Inc. and
              Armor All Products Corporation dated April 1, 1991 (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)N to Form 10-K
              Report for the fiscal year ended March 31, 1992).

* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------       ------------------------------------------------------------------
(10)P         Letter Agreement dated November 4, 1993 amending the Distribution
              Agreement between S. C. Johnson & Son, Inc. and the Company
              (portions of which are not disclosed pursuant to the Company's request for confidential treatment).

(10)Q         Asset Purchase and Sale Agreement dated January 26, 1994 between
              Agri-Products Special Markets, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment).

(13) Portions of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1994.

(21)          Subsidiaries of the Registrant.

(23)          Independent Auditors' Consent.

                 Executive Compensation Plans and Arrangements
                 ---------------------------------------------



 Armor All Products Corporation 1986 Stock Option Plan as amended through January 21, 1993 - Exhibit (10)I to Form 10-K Report for the fiscal year ended March 31, 1993.

 Armor All Products Corporation Deferred Compensation Administration Plan - Exhibit (19)C to Form 10-Q Report for the quarter ended December 31, 1987.

 Armor All Products Corporation 1988 Restricted Stock Plan as amended through July 23, 1993 - Exhibit (10) to Form 10-Q Report for the quarter ended June 30, 1993.

 Armor All Products Corporation 1988 Long-Term Incentive Plan as amended through November 28, 1990 - Exhibit (10)N to Form 10-K Report for the fiscal year ended March 31, 1991.

 Armor All Products Corporation 1989 Short-Term Incentive Plan - Exhibit (10)P to Form 10-K Report for the fiscal year ended March 31, 1989.

 Armor All Products Corporation Supplemental Profit-Sharing Investment Plan - Exhibit (10)N to Form 10-K Report for the fiscal year ended March 31, 1994.

 Form of Employment Agreement dated as of April 15, 1991 between the Company and its President and Chief Executive Officer - Exhibit (10)D to Form 10-K Report for the fiscal year ended March 31, 1991.

 Form of Termination Agreement between the Company and its President and Chief Executive Officer - Exhibit (10)F to Form 10-K Report for the fiscal year ended March 31, 1991.

 Form of Termination Agreement between the Company and certain executive officers - Exhibit (10)E to Form 10-K Report for the fiscal year ended March 31, 1994.

DATA STATED IN MILLIONS

                        ARMOR ALL PRODUCTS CORPORATION
              VOLUNTARY SCHEDULE - CERTAIN FINANCIAL INFORMATION

                                                                   YEAR       YEAR       YEAR
                                                                TO DATE    TO DATE    TO DATE
                                                                  ENDED      ENDED      ENDED
REGULATION NUMBER     STATEMENT CAPTION                         3/31/94    3/31/93    3/31/92
- - - ---------------------------------------------------------------------------------------------
5-02-(1)              Cash and cash items                        $ 26.3     $ 33.9     $ 15.7
5-02(2)               Marketable securities
5-02(3)(a)(1)         Accounts receivable - trade
5-02(3)(b)(1)         Notes receivable trade
5-02(4)               Allowance for doubtful accounts
5-02(5)               Unearned income
5-02(6)a(1)           Finished goods
5-02(9)               Total current assets                         99.2       93.4       68.5
5-02(18)              Total assets                                151.8      140.6      119.8
5-02(21)              Total current liabilities                    34.9       33.1       22.3
5-02(22)              Bonds mortgages & similar debts
5-02(23)              Indebtedness to related parties
5-02(24)              Other liabilities
5-02(28)              Preferred stock-mandatory redemption
5-02(29)              Preferred stock-no mandatory redemption
5-02(30)              Common stock                                   .2         .2         .2
5-02(31)(a)(1)        Additional paid in capital                   58.2       57.3       58.0
5-02(31)(a)(2)        Additional capital other                     (0.8)      (0.2)      (0.2)
5-02(31)(1)(3)(i)     Retained earnings - appropriated
5-02(31)(1)(3)(ii)    Retained earnings - unappropriated           58.4       49.3       40.3
5-03(b)(1)(a)         Net sales tangible products                 182.3      168.4      145.9
5-03(b)(1)(b)         Operating revenues utilities & others
5-03(b)(1)(c)         Income from rentals
5-03(b)(1)(d)         Revenues from services
5-03(b)(1)(e)         Other revenues
5-03(b)(2)(a)         Cost of tangible goods sold
5-03(b)(2)(b)         Operating expenses utilities & others
5-03(b)(2)(c)         Cost of income from rentals
5-03(b)(2)(d)         Cost of services
5-03(b)(2)(e)         Cost of other revenues
5-03(b)(8)            Interest & amortization of debt discount
5-03(b)(10)           Income before taxes and other items          39.6       33.4       22.5
5-03(b)(11)           Income tax expenses                          17.0       14.2        9.6
5-03(b)(14)           Income/loss from continuing operations
5-03(b)(15)           Discontinued operations
5-03(b)(17)           Extraordinary items
5-03(b)(18)           Cumulative effect-chngs in acctg. prin.
5-03(b)(19)           Net income or loss                           22.6       19.2       12.9