Form 10-Q
period 1994-06-30
ARMOR ALL PRODUCTS CORP
filed 1994-08-12
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1994

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number 0-14946
                       -------

                 ARMOR ALL PRODUCTS CORPORATION
- - -----------------------------------------------------------------
      (Exact Name of Registrant as specified in its charter

          DELAWARE                                  33-0178217
- - -------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or organization)                Identification No.)


6 Liberty, Aliso Viejo, California                        92656
- - -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                         (714) 362-0600
- - -----------------------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at June 30, 1994
- - -----------------------------        ----------------------------
Common stock, $0.01 par value             21,173,986 shares





                        TABLE OF CONTENTS



                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                            Pages
                                                            -----
Consolidated Balance Sheets
    June 30, 1994 and March 31, 1994                          3

Consolidated Statements of Income
    Three months ended June 30, 1994 and 1993                 4

Consolidated Statements of Cash Flows
    Three months ended June 30, 1994 and 1993                 5

Financial Notes                                             6 - 7

Financial Review                                              8



                   PART II.  OTHER INFORMATION
                   ===========================


Item
- - ----

 4     Submission of Matters to a Vote of Security Holders    9

 6     Exhibits and Reports on Form 8-K                       9


Index to Exhibits                                            11




















                 PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                          June 30,      March 31,
                                           1994           1994
                                         --------       --------
                                              (in thousands)
ASSETS
- - ------
Current Assets
   Cash and cash equivalents             $ 53,370       $ 26,251
   Accounts receivable                     36,754         67,963
   Inventories                              4,465          4,182
   Deferred taxes                             324            765
   Prepaid expenses                         7,330             64
                                          -------        -------
          Total current assets            102,243         99,225
Property                                    8,708          8,699
Goodwill                                   27,368         27,650
Patents and Trademarks                     15,899         16,217
Other Intangibles                              17             35
                                          -------        -------
          Total assets                   $154,235       $151,826
                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
   Accounts payable                      $ 12,281       $ 10,923
   Payable to McKesson                      1,016          1,526
   Accrued selling expenses                 7,180          8,802
   Accrued compensation                     1,677          2,669
   Income and other taxes payable           4,625          4,282
   Dividends payable                        3,388          3,386
   Other liabilities                        3,905          3,288
                                          -------        -------
          Total current liabilities        34,072         34,876
                                          -------        -------
Deferred Income Taxes                         880            921
                                          -------        -------
Stockholders' Equity
   Common stock                               212            212
   Other capital                           59,448         59,323
   Unearned compensation
   - restricted stock                      (1,009)        (1,101)
   Retained earnings                       61,359         58,388
   Cumulative translation adjustment         (727)          (793)
                                          -------        -------
          Total stockholders' equity      119,283        116,029
                                          -------        -------
          Total liabilities and
            stockholders' equity         $154,235       $151,826
                                          =======        =======
See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)


                                       Three Months Ended June 30
                                       --------------------------
                                           1994           1993
                                         --------       --------
                                           (in thousands except
                                             per share amounts)

REVENUES                                 $ 56,568       $ 47,722
                                          -------        -------
COSTS AND EXPENSES:
   Cost of sales                           24,001         19,253
   Selling, general and administrative     21,116         18,602
   Amortization of intangibles                623            804
                                          -------        -------
      Total costs and expenses             45,740         38,659
                                          -------        -------
OPERATING INCOME                           10,828          9,063

Interest income                               270            264
                                          -------        -------
INCOME BEFORE INCOME TAXES                 11,098          9,327

Income taxes                                4,739          3,871
                                          -------        -------
NET INCOME                               $  6,359       $  5,456
                                          =======        =======

EARNINGS PER COMMON SHARE                $    .30       $    .26
                                          =======        =======

DIVIDENDS PER COMMON SHARE               $    .16       $    .16
                                          =======        =======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         21,171         21,094




See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                              Three Months Ended
                                                    June 30
                                              -------------------
                                                1994       1993
                                              --------   --------
                                             (in thousands except
                                               per share amounts)
Operating Activities
  Net income                                  $  6,359  $  5,456
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                1,007     1,146
    Provision for losses on receivables            149       135
    Deferred income taxes                          400        69
                                               -------   -------
      Total                                      7,915     6,806
                                               -------   -------
    Effect of changes in
      Accounts receivable                       31,060    20,521
      Inventories                                 (283)    1,210
      Prepaid expenses                          (7,266)   (3,506)
      Accounts payable                           1,358     1,273
      Accrued selling expenses                  (1,622)     (268)
      Accrued compensation                        (992)   (1,659)
      Income and other taxes payable               343      (522)
      Other liabilities                            617        56
                                               -------   -------
      Total                                     23,215    17,105
                                               -------   -------
      Net cash provided by
        operating activities                    31,130    23,911
                                               -------   -------
Investing Activities
  Capital expenditures                            (301)     (586)
  Other                                             61      (127)
                                               -------   -------
      Net cash used by investing activities       (240)     (713)
                                               -------   -------
Financing Activities
  Payable to McKesson                             (510)      262
  Issuance of common stock                         125       163
  Dividends paid                                (3,386)   (2,527)
                                               -------   -------
      Net cash used by financing activities     (3,771)   (2,102)
                                               -------   -------
Net increase in cash and cash equivalents       27,119    21,096

Cash and cash equivalents
at beginning of period                          26,251    33,858
                                               -------   -------
Cash and cash equivalents at end of period    $ 53,370  $ 54,954
                                               =======   =======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES



1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products
Corporation and its subsidiaries (the "Company").   In the opinion
of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1994 and the results of its operations and its cash flows for the three-month periods ended June 30, 1994 and 1993. Such adjustments were of a normal recurring nature.

     The results of operations for the three-month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1994. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.



2.   CASH MANAGEMENT
     ---------------

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

     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $49,030,000 at 4.2% on June 30, 1994 and $22,076,000 at 3.4% on March 31, 1994.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES



3.   PREPAID EXPENSES
     ----------------

     Prepaid expenses at June 30, 1994 include $7,243,000 of payments related to media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume.



4.   INTEREST INCOME
     ---------------

     Interest income is comprised of the following:

                                   Three Months Ended June 30
                                   --------------------------
                                       1994          1993
                                     --------      --------
(in thousands)

     Interest income - McKesson        $ 231         $ 232
     Interest income - other              39            32
                                        ----          ----
          Interest income              $ 270         $ 264
                                        ====          ====

                  ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW

Results of Operations
- - ---------------------
     Revenues increased $8.8 million or 18.5% in the quarter ended June 30, 1994 in comparison with the prior year quarter. The increase was primarily attributable to sales in the United States of Armor All(R) QuickSilver(TM) Wheel Cleaner and Armor All(R) Spot & Wash(TM) Concentrate, which were developed internally by the Company and introduced in December 1993, and to sales of Armor All(R) E-Z Deck Wash(R) Cleaner and the other home care products acquired by the Company in January 1994. Revenues from the Company's line of protectants, waxes, washes and other car care products were lower than in the strong year-ago quarter, which had benefited from heavy promotional buying by retailers.
International sales increased mainly because of higher shipments to Latin America.

     Cost of sales as a percentage of revenues was 42.4% and 40.3% in the quarters ended June 30, 1994 and 1993, respectively. The higher cost percentage in the current year was primarily due to a shift in the product mix, with a greater proportion of sales coming from the new products, which have lower margins initially due to start-up costs.

     Selling, general and administrative expense as a percentage of revenues was 37.3% and 39.0% in the quarters ended June 30, 1994 and 1993, respectively. The decrease in the current quarter is primarily due to a lower level of promotional expenses than in the prior year. Another factor was the absorption of fixed administrative costs over a higher sales volume, partially offset by advertising expenses for the new products and start-up expenses at the new home care division.

     The Company's estimated effective income tax rates were 42.7% and 41.5% in the quarters ended June 30, 1994 and 1993, respectively. The higher rate in the current year principally reflects the enactment of the Omnibus Budget Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%.

Financial Resources and Liquidity
- - ---------------------------------
     The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $31.1 million and $23.9 million in the three-month periods ended June 30, 1994 and 1993, respectively, as accounts receivable were reduced from March 31 levels. The higher cash inflow in the first quarter of fiscal 1995 is primarily due to a higher accounts receivable balance at the beginning of the current year than at the beginning of the prior year. This factor was partially offset by increased media advertising expenditures to support the introduction of the new products discussed above.

     As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.

                   PART II.  OTHER INFORMATION





Item 4.   Submission of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

          The Company's Annual Meeting of Stockholders was held on
          July 22, 1994.   The Board of Directors' nominees for
          director as listed in the proxy statement were each elected to serve for a one-year term by the following vote:

                                                          Votes
                                           Votes For     Withheld
                                         ------------   ---------

          William A. Armstrong            19,348,957      19,590
          Jon S. Cartwright               19,349,657      18,890
          Kenneth M. Evans                19,349,349      19,198
          David L. Mahoney                19,036,057     332,490
          David E. McDowell               19,347,107      21,440
          Karen Gordon Mills              19,349,057      19,490
          Alan Seelenfreund               19,035,057     333,490




Item 6.   Exhibits and Reports on Form 8-K
- - ---------------------------------------------

          (a)  Exhibits

               (3) By-laws of the Corporation as amended through July 22, 1994.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                        S I G N A T U R E
                        - - - - - - - - -





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)



Dated:  August 12, 1994       By  /s/ Mervyn J. McCulloch
                              -----------------------------------
                              Mervyn J. McCulloch
                              Executive Vice President and Chief
                                Financial Officer
                              (Principal Financial and Accounting
                                Officer)

                        INDEX TO EXHIBITS




Exhibit
Number
- - -------

  (3)        By-laws of the Corporation as amended
             through July 22,  1994.


 (27)        Voluntary Schedule