Form 10-K/A
period 1994-03-31
ARMOR ALL PRODUCTS CORP
filed 1994-08-16
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K/A


     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1994

                               or

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 0-14946


                 ARMOR ALL PRODUCTS CORPORATION
     (exact name of registrant as specified in its charter)


            DELAWARE                             33-0178217
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)


   6 Liberty, Aliso Viejo, California               92656
(Address of principal executive offices)         (Zip Code)


                         (714) 362-0600
      (Registrant's telephone number, including area code)


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

                      Yes      [ X ]              No   [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

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

The undersigned registrant hereby amends the items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1994 as set forth below.

                      LIST OF ITEMS AMENDED
                     -----------------------

1.   Amendment of Exhibit (10)Q

                       TEXT OF AMENDMENTS
                       ------------------

1.   Amendment of Exhibit (10)Q
     --------------------------
     Exhibit (10)Q is hereby amended by deleting the exhibit in its entirety and replacing it with Exhibit (10)Q attached hereto and filed herewith.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)


Date: August 15, 1994         /s/ Nancy A. Miller
                              Nancy A. Miller
                              Vice President and Secretary