Form 10-Q
period 1994-09-30
ARMOR ALL PRODUCTS CORP
filed 1994-11-10
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994

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

                              Yes  X    No
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class               Outstanding at September 30, 1994
- -----------------------------   ---------------------------------
Common stock, $0.01 par value           21,194,698 shares



                        TABLE OF CONTENTS



                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                            Pages
                                                            -----
Consolidated Balance Sheets
     September 30, 1994 and March 31, 1994                    3

Consolidated Statements of Income
     Three and six months ended September 30, 1994 and 1993   4

Consolidated Statements of Cash Flows
     Six months ended September 30, 1994 and 1993             5

Financial Notes                                             6 - 7

Financial Review                                            8 - 9



                   PART II.  OTHER INFORMATION
                   ===========================


Item
- ----

  6            Exhibits and Reports on Form 8-K               10

                 PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                        September 30,   March 31,
                                            1994           1994
                                          --------       --------
                                               (in thousands)
ASSETS
- ------
Current Assets
  Cash and cash equivalents              $ 46,788       $ 26,251
  Accounts receivable                      31,174         67,963
  Inventories                               8,402          4,182
  Deferred taxes                              403            765
  Prepaid expenses                          7,664             64
                                          -------        -------
    Total current assets                   94,431         99,225
Property                                    8,783          8,699
Goodwill                                   27,086         27,650
Patents and Trademarks                     15,624         16,217
Other Intangibles                               0             35
                                          -------        -------
    Total assets                         $145,924       $151,826
                                          =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Accounts payable                       $  8,210       $ 10,923
  Payable to McKesson                       1,021          1,526
  Accrued selling expenses                  5,497          8,802
  Accrued compensation                      2,051          2,669
  Income and other taxes payable            1,209          4,282
  Dividends payable                         3,391          3,386
  Other liabilities                         2,797          3,288
                                          -------        -------
    Total current liabilities              24,176         34,876
                                          -------        -------
Deferred Income Taxes                         839            921
                                          -------        -------
Stockholders' Equity
  Common stock                                212            212
  Other capital                            59,795         59,323
  Unearned compensation
    - restricted stock                       (917)        (1,101)
  Retained earnings                        62,427         58,388
  Cumulative translation adjustment          (608)          (793)
                                          -------        -------
    Total stockholders' equity            120,909        116,029
                                          -------        -------
    Total liabilities and
      stockholders' equity               $145,924       $151,826
                                          =======        =======


See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)



                              Three Months Ended Six Months Ended
                                 September 30      September 30
                                ---------------   ---------------
                                1994     1993     1994      1993
                                ------   ------   ------   ------
                          (in thousands except per share amounts)

REVENUES                       $41,135  $36,232  $97,703  $83,954
                                ------   ------   ------   ------
COSTS AND EXPENSES
  Cost of sales                 17,326   14,972   41,327   34,225
  Selling, general and
    administrative              15,915   13,455   37,031   32,057
  Amortization of intangibles      623      804    1,246    1,608
                                ------   ------   ------   ------
    Total costs and expenses    33,864   29,231   79,604   67,890
                                ------   ------   ------   ------
OPERATING INCOME                 7,271    7,001   18,099   16,064

INTEREST INCOME                    511      405      781      669
                                ------   ------   ------   ------
INCOME BEFORE INCOME TAXES       7,782    7,406   18,880   16,733

INCOME TAXES                     3,323    3,376    8,062    7,247
                                ------   ------   ------   ------
NET INCOME                     $ 4,459  $ 4,030  $10,818  $ 9,486
                                ======   ======   ======   ======

EARNINGS PER COMMON SHARE         $.21     $.19     $.51     $.45
                                   ===      ===      ===      ===

DIVIDENDS PER COMMON SHARE        $.16     $.16     $.32     $.32
                                   ===      ===      ===      ===
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING     21,191   21,105   21,181   21,099






See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                Six Months Ended
                                                  September 30
                                             --------------------
                                               1994        1993
                                             --------    --------
                                                 (in thousands)
Operating Activities
  Net income                                  $10,818    $ 9,486
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization               2,013      2,257
    Provision for losses on receivables           274        266
    Deferred income taxes                         280        (31)
                                               ------     ------
        Total                                  13,385     11,978
                                               ------     ------
    Effect of changes in
      Accounts receivable                      36,515     30,021
      Inventories                              (4,220)     1,035
      Prepaid expenses                         (7,600)    (4,073)
      Accounts payable                         (2,713)    (2,395)
      Accrued selling expenses                 (3,305)    (2,477)
      Accrued compensation                       (618)    (1,289)
      Income and other taxes payable           (3,073)    (3,545)
      Other liabilities                          (491)      (125)
                                               ------     ------
          Total                                14,495     17,152
                                               ------     ------
      Net cash provided by
       operating activities                    27,880     29,130
                                               ------     ------
Investing Activities
  Capital expenditures                           (667)      (735)
  Other                                           129       (277)
                                               ------     ------
      Net cash used by investing activities      (538)    (1,012)
                                               ------     ------
Financing Activities
  Payable to McKesson                            (505)       331
  Issuance of common stock                        472        323
  Dividends paid                               (6,772)    (5,902)
                                               ------     ------
      Net cash used by financing activities    (6,805)    (5,248)
                                               ------     ------
Net increase in cash and cash equivalents      20,537     22,870

Cash and cash equivalents at
  beginning of period                          26,251     33,858
                                               ------     ------
Cash and cash equivalents at end of period    $46,788    $56,728
                                               ======     ======


See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the "Company"). In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1994 and the results of its operations and its cash flows for the six-month periods ended September 30, 1994 and 1993. Such adjustments were of a normal recurring nature.

    The results of operations for the six-month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1994. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.

2.  CASH MANAGEMENT

    Pursuant to an agreement with McKesson, the Company's U.S. operations participate daily in a cash management program administered by McKesson. Under this arrangement, the Company invests any excess cash in the cash management program and has unrestricted access to such invested cash to fund its operating disbursements. If the Company needs additional cash above the amount invested, such cash requirements are met through borrowings from McKesson. All amounts invested in the cash management program with McKesson are deposited in a separate bank account in the Company's name, which is used for cash management program transactions.

    Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $39,040,000 at 4.8% on September 30, 1994 and $22,076,000 at 3.4% on March 31, 1994.

3.  INVENTORIES

    Inventories are comprised of the following:

                                     September 30,    March 31,
                                         1994           1994
                                     -------------  -------------
    Finished Goods                      $ 7,098        $ 3,514
    Raw Materials                         1,304            668
                                         ------         ------
        Total                           $ 8,402        $ 4,182
                                         ======         ======



                              - 6 -
                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


4.  PREPAID EXPENSES

    Prepaid expenses at September 30, 1994 include $7,527,000 of payments related to media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume.

5.  INTEREST INCOME

    Interest income is comprised of the following:

                                 Three Months    Six Months Ended
                                 September 30      September 30
                                ---------------   ---------------
                                 1994     1993     1994     1993
                                ------   ------   ------   ------
                                          (in thousands)

    Interest income - McKesson   $475     $359     $706     $591
    Interest income - other        36       46       75       78
                                 ----     ----     ----     ----
        Interest income          $511     $405     $781     $669
                                 ====     ====     ====     ====

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW




Results of Operations
- ---------------------

Revenues increased $4.9 million or 13.5% in the second quarter and increased $13.7 million or 16.4% in the six-month period. The increases were primarily attributable to sales in the United States of Armor All(R) QuickSilver(TM) Wheel Cleaner, which was developed internally by the Company and introduced in December 1993, and to sales of Armor All(R) E-Z Deck Wash(R) Cleaner and the other home care product lines acquired by the Company in January 1994. United States revenues from the Company's line of protectants, waxes, washes and other car care products were slightly lower than in the year-ago periods because of softer industry-wide consumer purchases and competitive pressures in these categories. International sales increased due to the Company's expansion into new markets and the shipment of new products into existing markets.

Cost of sales as a percentage of revenues was 42.1% and 41.3% in the quarters ended September 30, 1994 and 1993, respectively, and 42.3% and 40.8% in the respective six-month periods. The higher cost percentages in the current year were primarily due to a shift in the product mix, with a greater proportion of sales coming from the new products, which have lower margins initially due to start-up costs.

Selling, general and administrative expense as a percentage of revenues was 38.7% and 37.1% in the quarters ended September 30, 1994 and 1993, respectively, and 37.9% and 38.2% in the respective six-month periods. The increase in the current quarter is primarily due to a higher level of promotional spending and
start-up expenses associated with the new home care division.   The
small decrease in the current six-month period occurred because the aforementioned costs were more than offset by a reduction in automotive consumer promotion expenses from a heavy first quarter promotional period a year ago. In addition, fixed administrative costs were absorbed over a higher sales volume in the current year.

Operating income increased $0.3 million or 3.9% in the second quarter and $2.0 million or 12.7% in the six-month period. Net income increased $0.4 million or 10.6% in the second quarter and $l.3 million or 14.0% in the six-month period.

Net income grew at a faster rate than operating income due to a higher tax rate in the prior year as a result of the enactment in August 1993 of the Omnibus Budget Reconciliation Act, which increased the federal corporate income tax rate from 34% to 35% retroactive to January 1993. The Company's effective income tax rates were 42.7% and 45.6% in the quarters ended September 30, 1994 and 1993, respectively, and 42.7% and 43.3% in the respective six-month periods.

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW




Financial Resources and Liquidity
- ---------------------------------

The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $27.9 million and $29.1 million in the six-month periods ended September 30, 1994 and 1993, respectively, as accounts receivable were reduced from March 31 levels. The lower cash inflow in fiscal 1995, despite the higher net income, is largely due to a one-time purchase of inventory from one of the Company's independent packagers in connection with the consolidation of certain production activities at a single location in order to attain cost savings through economies of scale. In addition, the Company has incurred higher media advertising expenditures in the current year to support the introduction of the new automotive and home care products discussed above.

At September 30, 1994, the Company had a total cash balance of $46.8 million, including $39.0 million invested in the McKesson cash management program, and no outstanding debt. As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                        S I G N A T U R E
                       ==================





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ARMOR ALL PRODUCTS CORPORATION
                                   (Registrant)



Dated:  November 10, 1994          By /s/ Mervyn J. McCulloch
                                      ---------------------------
                                      Mervyn J. McCulloch
                                      Executive Vice President and
                                        Chief Financial Officer
                                      (Principal Financial and
                                        Accounting Officer)