Form 10-Q
period 1994-12-31
ARMOR ALL PRODUCTS CORP
filed 1995-02-13
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1994

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number 0-14946


                 ARMOR ALL PRODUCTS CORPORATION
- -----------------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)

          DELAWARE                                 33-0178217
- -------------------------------               -------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)               Identification No.)

6 Liberty, Aliso Viejo, California                       92656
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

                        Yes  X    No
                           -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                  Outstanding at December 31, 1994
- -----------------------------    --------------------------------
Common stock, $0.01 par value              21,234,785 Shares





                        TABLE OF CONTENTS




                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                            Pages
                                                            -----

Consolidated Balance Sheets
  December 31, 1994 and March 31, 1994                         3

Consolidated Statements of Income
  Three and nine months ended December 31, 1994 and 1993       4

Consolidated Statements of Cash Flows
  Nine months ended December 31, 1994 and 1993                 5

Financial Notes                                               6-7

Financial Review                                              8-9







                   PART II.  OTHER INFORMATION
                   ===========================


Item
- ----

  6       Exhibits and Reports on Form 8-K                    10




















                 PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                             December 31, March 31,
                                                 1994       1994
                                               --------   --------
                                                  (in thousands)
ASSETS
- ------
Current Assets
   Cash and cash equivalents                   $ 44,383  $ 26,251
   Accounts receivable                           36,248    67,963
   Inventories                                    9,548     4,182
   Deferred taxes                                   347       765
   Prepaid expenses                               5,621        64
                                                -------   -------
     Total current assets                        96,147    99,225
Property                                          8,840     8,699
Goodwill                                         26,804    27,650
Patents and Trademarks                           15,308    16,217
Other Intangibles                                     0        35
                                                -------   -------
     Total assets                              $147,099  $151,826
                                                =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
   Accounts payable                            $  8,378  $ 10,923
   Payable to McKesson                            1,010     1,526
   Accrued selling expenses                       4,501     8,802
   Accrued compensation                           3,396     2,669
   Income and other taxes payable                 2,468     4,282
   Dividends payable                              2,152     3,386
   Other liabilities                              2,401     3,288
                                                -------   -------
     Total current liabilities                   24,306    34,876
                                                -------   -------
Deferred Income Taxes                               728       921
                                                -------   -------
Stockholders' Equity
   Common stock                                     212       212
   Other capital                                 60,459    59,323
   Unearned compensation - restricted stock        (825)   (1,101)
   Retained earnings                             63,031    58,388
   Cumulative translation adjustment               (812)     (793)
                                                -------   -------
     Total stockholders' equity                 122,065   116,029
                                                -------   -------
     Total liabilities
       and stockholders' equity                $147,099  $151,826
                                                =======   =======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)


                                Quarter Ended  Nine Months Ended
                                 December 31,     December 31,
                                --------------   ---------------
                                 1994    1993     1994     1993
                                 ----    ----     ----     ----
                                     (in thousands except
                                       per share amounts)

REVENUES                       $39,244 $33,407  $136,947 $117,361

COSTS AND EXPENSES
  Cost of sales                 17,100  13,870    58,427   48,095
  Selling, general
    and administrative          15,133  13,087    52,164   45,144
  Amortization of intangibles      606     494     1,852    2,102
                                ------  ------   -------  -------
     Total costs and expenses   32,839  27,451   112,443   95,341
                                ------  ------   -------  -------
OPERATING INCOME                 6,405   5,956    24,504   22,020

INTEREST INCOME                    576     405     1,357    1,074
                                ------  ------   -------  -------
INCOME BEFORE INCOME TAXES       6,981   6,361    25,861   23,094

INCOME TAXES                     2,981   2,739    11,043    9,986
                                ------  ------   -------  -------
NET INCOME                     $ 4,000 $ 3,622  $ 14,818 $ 13,108
                                ======  ======   =======  =======

EARNINGS PER COMMON SHARE         $.19    $.17      $.70     $.62
                                   ===     ===       ===      ===
DIVIDENDS PER COMMON SHARE        $.16    $.16      $.48     $.48
                                   ===     ===       ===      ===

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING     21,222  21,123    21,195   21,107












See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                Nine Months Ended
                                                   December 31,
                                                -----------------
                                                 1994       1993
                                                ------     ------
                                                  (in thousands)
Operating Activities
  Net income                                   $14,818    $13,108
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                3,070      3,067
    Provision for losses on receivables            185        364
    Deferred income taxes                          225       (211)
                                                ------     ------
          Total                                 18,298     16,328
                                                ------     ------
    Effect of changes in
      Accounts receivable                       31,530     27,254
      Inventories                               (5,366)       811
      Prepaid expenses                          (5,557)    (1,883)
      Accounts payable                          (2,545)    (3,131)
      Taxes payable                             (2,130)    (2,689)
      Accrued selling expenses                  (4,301)    (3,425)
      Accrued compensation                        (201)    (1,114)
      Other liabilities                           (887)      (470)
                                                ------     ------
          Total                                 10,543     15,353
                                                ------     ------
    Net cash provided by operating activities   28,841     31,681
                                                ------     ------
Investing Activities
  Capital expenditures                          (1,083)      (974)
  Other                                            (81)      (497)
                                                ------     ------
    Net cash used by investing activities       (1,164)    (1,471)
                                                ------     ------
Financing Activities
  Payable to McKesson                             (516)    (2,054)
  Issuance of common stock                       1,136        421
  Dividends paid                               (10,165)    (9,278)
                                                ------     ------
    Net cash used by financing activities       (9,545)   (10,911)
                                                ------     ------

Net increase in cash and cash equivalents       18,132     19,299

Cash and cash equivalents
at beginning of period                          26,251     33,858
                                                ------     ------
Cash and cash equivalents
at end of period                               $44,383    $53,157
                                                ======     ======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the "Company"). In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1994 and the results of its operations and its cash flows for the nine-month periods ended December 31, 1994 and 1993. Such adjustments were of a normal recurring nature.

     The results of operations for the three and nine months ended December 31, 1994 and 1993 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1994. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.

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

     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $40,741,000 at 5.6% on December 31, 1994 and $22,076,000 at 3.4% on March 31, 1994.

3.   INVENTORIES

     Inventories are comprised of the following:

                                            December 31,  March 31,
                                                1994        1994
                                               ------      ------
                                                  (in thousands)

     Finished Goods                            $8,017      $3,514
     Raw Materials                              1,531         668
                                                -----       -----
          Total                                $9,548      $4,182
                                                =====       =====

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


4.   PREPAID EXPENSES

     Prepaid expenses at December 31, 1994 include $5,529,000 of payments related to media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume.

5.   INTEREST INCOME

     Interest income is comprised of the following:

                                 Quarter Ended  Nine Months Ended
                                  December 31      December 31
                                  -----------      ------------
                                  1994   1993      1994    1993
                                  ----   ----      ----    ----
                                         (in thousands)

     Interest income - McKesson   $526   $357     $1,232  $  948

     Interest income - other        50     48        125     126
                                   ---    ---      -----   -----
     Interest income              $576   $405     $1,357  $1,074
                                   ===    ===      =====   =====

6.   SUBSEQUENT EVENT

     On February 13, 1995, the Company announced that it has initiated a program to replace retailers' inventory of certain aerosol cans of Armor All(R) QuickSilver(TM) Wheel Cleaner with new cans containing an improved spray actuator. As a result, the Company expects to incur a one-time charge of about $.05 per share against fourth quarter earnings.

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW


Results of Operations
- ---------------------

     Revenues increased $5.8 million or 17.5% in the third quarter ended December 31, 1994 in comparison with the third quarter of the prior year. This increase was primarily due to higher shipments in the United States of the Company's line of protectant products -- Armor All(R) Protectant, Armor All(R) Low-Gloss Natural Finish Protectant and Armor All(R) Tire Foam Protectant -- in connection with a new promotional program launched in November 1994. Sales of Armor All(R) QuickSilver(TM) Wheel Cleaner were also higher. In addition, the Company commenced shipments in December 1994 of WaxPax(TM) Instant Car Wax. Sales of Armor All(R) E-Z Deck Wash(R) Cleaner and the Company's other home care products, which were acquired in January 1994, made a small contribution to the third quarter revenue growth. International revenues declined slightly from the prior year due to changes in the timing of shipments to certain major customers and distributors.

     Revenues increased $19.6 million or 16.7% in the nine months ended December 31, 1994 in comparison with the corresponding period of the prior year. This increase was primarily attributable to sales in the United States of Armor All QuickSilver Wheel Cleaner, Armor All E-Z Deck Wash Cleaner and the Company's other home care products. Domestic revenues of the Company's line of protectants, waxes, washes and other car care products were slightly lower than in the year-ago period. International sales increased due to the Company's expansion into new markets as well as to the shipment of new products into existing markets.

       Cost of sales as a percentage of revenues was 43.6% and 41.5% in the quarters ended December 31, 1994 and 1993, respectively, and 42.7% and 41.0% in the respective nine-month periods. The higher cost percentages in the current year were primarily due to a shift in the product mix, with a greater proportion of sales coming from the new products, which have lower margins initially due to start-up costs, and from certain promotional programs. Also, the prior year's third quarter gross margin was favorably impacted by unusually large year-end settlements received by Company under its international distribution agreement with S.C. Johnson.

     Selling, general and administrative expense as a percentage of revenues was 38.6% and 39.2% in the quarters ended December 31, 1994 and 1993, respectively, and 38.1% and 38.5% in the respective nine-month periods. The decreases are primarily due to the absorption of fixed administrative costs over a higher sales volume. The percentage of promotional spending remained relatively constant, as the cost of the new automotive promotional program and the introductory costs associated with the new home care product line were offset by a reduction in certain automotive coupon programs from a year ago.

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW


     The Company's estimated effective income tax rates were 42.7% and 43.1% in the quarters ended December 31, 1994 and 1993, respectively, and 42.7% and 43.2% in the respective nine-month periods. The higher rates in the prior year principally reflect the enactment of the Omnibus Budget Reconciliation Act, which increased the federal corporate income tax rate from 34% to 35% retroactive to January 1993.


Financial Resources and Liquidity
- ---------------------------------

     The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $28.8 million and $31.7 million in the nine-month periods ended December 31, 1994 and 1993, respectively, as accounts receivable were reduced from March 31 levels. The lower cash inflow in fiscal 1995, despite the higher net income, is largely due to an increase in inventory levels due to (1) a purchase of remaining inventory from one of the Company's independent packagers in connection with a transition of certain production activities to another location and (2) the advance production of certain promotional items scheduled for shipment during the peak January-March selling season. In addition, prepaid expenses increased over the prior year due to higher media advertising expenditures to support the introduction of the new automotive and home care products discussed above; as explained in financial note 4, media advertising expense is allocated among interim periods based on estimated annual sales volume.

     As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.


Subsequent Event
- ----------------

     On February 13, 1995, the Company announced that it has initiated a program to replace retailers' inventory of certain aerosol cans of Armor All QuickSilver Wheel Cleaner with new cans containing an improved spray actuator. As a result, the Company expects to incur a one-time charge of about $.05 per share against fourth quarter earnings.

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.      Exhibits and Reports on Form 8-K
- ---------------------------------------------


             (a)  Exhibits

                  None


             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                        S I G N A T U R E
                        =================






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ARMOR ALL PRODUCTS CORPORATION
                                 (Registrant)




Dated:   February 13, 1995       /s/ Kenneth M. Evans
                                 --------------------------------
                                 Kenneth M. Evans, President
                                   and Chief Executive Officer






                                 /s/ Mark Krikorian
                                 --------------------------------
                                 Mark Krikorian, Controller
                                 (Principal Accounting Officer)

                        INDEX TO EXHIBITS





Exhibit
Number
- -------


 (27)     Financial Data Schedule

                                                       Exhibit (27)

            ARMOR ALL PRODUCTS CORPORATION
                FINANCIAL DATA SCHEDULE
                   December 31, 1994
        (in millions except per share amounts)


This schedule contains summary financial information extracted from the Armor All Products Corporation Consolidated Financial
Statements as of December 31, 1994 and March 31, 1994 and for the nine months ended December 31, 1994 and 1993 and is qualified in its entirety by reference to such financial statements.


REGULATION
  NUMBER       STATEMENT CAPTION                                FY95    FY94
- ----------     -----------------                               ------  ------
5-02(1)        Cash and cash items                             $ 44.4  $ 26.3
5-02(2)        Marketable securities                                -       -
5-02(3)(a)(1)  Accounts receivable - trade                       37.6    69.3
5-02(4)        Allowance for doubtful accounts                   (1.4)   (1.3)
5-02(6)        Inventory                                          9.5     4.2
5-02(9)        Total current assets                              96.1    99.2
5-02(13)       Property, plant and equipment                     13.9    12.9
5-02(14)       Accumulated depreciation                          (5.1)   (4.2)
5-02(18)       Total assets                                     147.1   151.8
5-02(21)       Total current liabilities                         24.3    34.9
5-02(22)       Bonds, mortgages and similar debt                    -       -
5-02(28)       Preferred stock - mandatory redemption               -       -
5-02(29)       Preferred stock - no mandatory redemption            -       -
5-02(30)       Common stock                                       0.2     0.2
5-02(31)       Other stockholders' equity                       121.9   115.8
5-02(32)       Total liabilities & stockholders' equity         147.1   151.8
5-03(b)(1)(a)  Net sales of tangible products                   136.9   117.4
5-03(b)(1)     Total revenues                                   136.9   117.4
5-03(b)(2)     Total costs & exp. appl. to sales & revenues      58.4    48.1
5-03(b)(3)     Other costs and expenses                             -       -
5-03(b)(5)     Provision for doubtful accounts & notes            0.2     0.4
5-03(b)(8)     Interest & amortization of debt discount             -       -
5-03(b)(10)    Income before taxes & other items                 25.9    23.1
5-03(b)(11)    Income tax expense                                11.0    10.0
5-03(b)(14)    Income/loss from continuing operations               -       -
5-03(b)(15)    Discontinued operations                              -       -
5-03(b)(17)    Extraordinary items                                  -       -
5-03(b)(18)    Cumulative effect-chngs. in acctg. prin.             -       -
5-03(b)(19)    Net income or loss                                14.8    13.1
5-03(b)(20)    Earnings per share - primary                      0.70    0.62
5-03(b)(20)    Earnings per share - fully diluted                   -       -






February 13, 1995




Securities and Exchange Commission
File Desk, Room 1004
450 Fifth Street, NW
Washington, DC  20549


RE:  Armor All Products Corporation - Direct Transmission
     Quarterly Report on Form 10-Q -
       Quarter Ended December 31, 1994
     SEC File No. 1-13252

- -----------------------------------------------

Gentlemen/Ladies:

On behalf of Armor All Products Corporation (the "Company"), we submit for filing via direct transmission the Company's Quarterly
Report on Form 10-Q for the quarter ended December 31, 1994, together with exhibit 27.

Should you have any questions regarding this filing, please telephone me collect at (415)983-8367

Very truly yours,


/s/ Dana T. Iaipica
DANA T. IAIPICA
Assistant Secretary


cc:  The Nasdaq Stock Market, Inc.
     1735 K Street, NW
     Washington, DC 20006-1500
     Attn:  Perry Peregoy
            Managing Director
            Nasdaq Market Services
     (w/3 conformed copies)