Form 10-Q/A
period 1994-12-31
ARMOR ALL PRODUCTS CORP
filed 1995-03-03
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q/A


  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended December 31, 1994

                               OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 0-14946


                 ARMOR ALL PRODUCTS CORPORATION
     ------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)

           DELAWARE                          33-0178217
- -------------------------------          -------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)           Identification No.)

  6 Liberty, Aliso Viejo, California                     92656
  ------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

                         (714) 362-0600
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $0.01 Par Value
                  -----------------------------
                        (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                  Outstanding at December 31, 1994
- -----------------------------    --------------------------------
Common stock, $0.01 par value            21,234,785 Shares



The undersigned registrant hereby amends the items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended December 31, 1994 as set forth below.


                      LIST OF ITEMS AMENDED
                      ---------------------

1.   Amendment of Consolidated Balance Sheets

2.   Amendment of Item 6


                       TEXT OF AMENDMENTS
                       -------------------

1.   Amendment of Consolidated Balance Sheets
     ----------------------------------------
     Consolidated Balance Sheet is hereby amended by deleting the balance sheet in its entirety and replacing it with Consolidated
Balance Sheets attached hereto and filed herewith.

2.   Amendment of Item 6
     -------------------
     Item 6 is hereby amended by deleting the item in its entirety and replacing it with Item 6 attached hereto and filed herewith.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)


Date:    March 2, 1995        /s/Nancy A. Miller
                              -------------------------------
                              Nancy A. Miller
                              Vice President and Secretary




                  PART 1. FINANCIAL INFORMATION
                  =============================

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
                                               =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
   Accounts payable                           $  8,378  $ 10,923
   Payable to McKesson                           1,010     1,526
   Accrued selling expenses                      4,501     8,802
   Accrued compensation                          2,468     2,669
   Income and other taxes payable                2,152     4,282
   Dividends payable                             3,396     3,386
   Other liabilities                             2,401     3,288
                                               -------   -------
     Total current liabilities                  24,306    34,876
                                               -------   -------
Deferred Income Taxes                              728       921
                                               -------   -------
Stockholders' Equity
   Common stock                                    212       212
   Other capital                                60,459    59,323
   Unearned compensation - restricted stock       (825)   (1,101)
   Retained earnings                            63,031    58,388
   Cumulative translation adjustment              (812)     (793)
                                               -------   -------
     Total stockholders' equity                122,065   116,029
                                               -------   -------
     Total liabilities
       and stockholders' equity               $147,099  $151,826
                                               =======   =======
See accompanying financial notes.

                               -3-



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

























                              -10-



March 3, 1995



Securities and Exchange Commission
File Desk, Room 1004
450 Fifth Street, NW
Washington, DC  20549


RE:  Armor All Products Corporation - Direct Transmission
     Amended Quarterly Report on Form 10-Q/A -
       Quarter Ended December 31, 1994
     SEC File No. 1-13252

- -----------------------------------------------

Gentlemen/Ladies:

On behalf of Armor All Products Corporation (the "Company"), we submit for filing via direct transmission Form 10-Q/A, an amendment to the Company's Quarterly Report Form 10-Q for the quarter ended
December 31, 1994.

Should you have any questions regarding this filing, please telephone me collect at (415)983-8367

Very truly yours,


/s/ Dana T. Iapicca
DANA T. IAPICCA
Assistant Secretary


cc:  The Nasdaq Stock Market, Inc.
     1735 K Street, NW
     Washington, DC 20006-1500
     Attn:  Perry Peregoy
            Managing Director
            Nasdaq Market Services
     (w/3 conformed copies)