Form 10-Q/A
period 1994-12-31
ARMOR ALL PRODUCTS CORP
filed 1995-03-20
CIK 797975

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

1.   Amendment of Exhibit 27



                       TEXT OF AMENDMENTS
                       -------------------

1.   Amendment of Exhibit 27
     -----------------------

     The purpose of this amendment is to properly file Exhibit 27.
Exhibit 27 is hereby amended by deleting the balance sheet in its entirety and replacing it with Consolidated Balance Sheets attached hereto and filed herewith.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)


Date:    March 20, 1995       /s/Nancy A. Miller
                              -------------------------------
                              Nancy A. Miller
                              Vice President and Secretary