Form 10-Q/A
ARMOR ALL PRODUCTS CORP
filed 1995-05-22
CIK 797975

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

                 Commission file number 0-14946


                 ARMOR ALL PRODUCTS CORPORATION
     ------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)

           DELAWARE                          33-0178217
-------------------------------          -------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)           Identification No.)

  6 Liberty, Aliso Viejo, California                     92656
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


          Class                  Outstanding at December 31, 1994
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


                      LIST OF ITEMS AMENDED
                      ---------------------

1.   Amendment of Exhibit 27



                       TEXT OF AMENDMENTS
                       -------------------

1.   Amendment of Exhibit 27
     -----------------------

     The purpose of this amendment is to properly file Exhibit 27.
Exhibit 27 is hereby amended by deleting the exhibit in its entirety and replacing it with Exhibit 27 attached hereto and filed herewith.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)


Date:    May 22, 1995         /s/Nancy A. Miller
                              -------------------------------
                              Nancy A. Miller
                              Vice President and Secretary