Form 10-K405
period 1995-03-31
ARMOR ALL PRODUCTS CORP
filed 1995-06-28
CIK 797975

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended March 31, 1995        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from to ____________________ to _____________________

                      Commission file number    0-14946
                                            ---------------

                        ARMOR ALL PRODUCTS CORPORATION
- -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

             DELAWARE                                 33-0178217
- --------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   6 Liberty, Aliso Viejo, California                             92656
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (714) 362-0600
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 1, 1995: $175,509,674

Number of shares of common stock outstanding at June 1, 1995:  21,274,635

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1995 are incorporated by reference into Parts II and IV of this report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 1995 are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


                                     PART I
                                     ------


Item                                                       Pages
- ----                                                       -----

1.    Business...............................................  1

2.    Properties.............................................  5

3.    Legal Proceedings......................................  5

4.    Submission of Matters to a Vote of Security Holders....  5

      Executive Officers of the Registrant...................  6

                                    PART II
                                    -------

5.    Market for the Registrant's Common Stock and
        Related Stockholder Matters..........................  7

6.    Selected Financial Data................................  7

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations........  7

8.    Financial Statements and Supplementary Data............  7

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure...............  7

                                   PART III
                                   --------

10.    Directors and Executive Officers of the Registrant....  8

11.    Executive Compensation................................  8

12.    Security Ownership of Certain Beneficial Owners
         and Management......................................  8

13.    Certain Relationships and Related Transactions........  8

                                    PART IV
                                    -------

14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K............................................  9

    Signatures............................................... 10

                                    PART I



ITEM 1.   BUSINESS

     Substantially all of the Company's operations are currently in one business segment, marketing branded appearance enhancement products targeted primarily for the do-it-yourself automotive and home care markets. The Company also sells certain of its automotive products to car wash operators and other industrial users.

     The Company's majority shareholder is McKesson Corporation ("McKesson"). Prior to May 1993, McKesson owned approximately 83% of the Company's outstanding shares of common stock. In May 1993, McKesson reduced its ownership level to approximately 57% through a sale of shares to the public. McKesson subsequently reduced its ownership level to approximately 55% through a donation of shares to a charitable foundation. In addition, McKesson has outstanding debentures which are exchangeable into shares of the Company's common stock owned by McKesson at a price of $25.94 per share at any time through February 2004, subject to McKesson's right to pay cash equal to the market price of the stock in lieu of making the exchange. If all such debentures were actually exchanged, McKesson's ownership level would be reduced to approximately 22%.


Products

     The Company develops and markets a broad line of automotive appearance chemicals under five brand names: Armor All/(R)/, Rain Dance/(R)/, Rally/(R)/, No. 7/(R)/ and Wax Pax /TM/. The Company also markets home care products under the Armor All/(R)/ and E-Z Deck Wash/(R)/ brand names.

Automotive Brands

     The Company develops and markets protectants, washes and other cleaning aids under the Armor All/(R)/ name.

     The Company's principal product, Armor All/(R)/ Protectant, is designed to protect and beautify natural and synthetic polymer materials and is primarily used on automobile surfaces made of rubber, vinyl and plastic, such as dashboards, vinyl tops, door panels, tire sidewalls and rubber bumpers. In December 1993, the Company introduced Armor All/(R)/Protectant Low-Gloss Natural Finish, a low-gloss version of Armor All Protectant designed to minimize dashboard glare for consumers who prefer a less shiny appearance. Sales of Armor All Protectant, including the low-gloss version, accounted for 59% and 68% of the Company's revenues in fiscal 1995 and 1994, respectively.

     Armor All/(R)/ Tire Foam/(R)/ Protectant, introduced in November 1991, is designed to clean, shine and protect tire sidewalls without wiping. Armor All/(R)/ Leather Care Protectant, also introduced in November 1991, is designed
primarily to clean and protect  leather upholstery.   In December 1993, the
Company introduced Armor All/(R)/ QuickSilver/TM/ Wheel Cleaner, a spray-on wheel cleaner designed for use on wheels, wheel covers and hubcaps, and Armor All /(R)/ Spot & Wash/TM/ Concentrate, a car wash product designed to remove bugs, tar residue and tree sap from car finishes. The Company also markets a multi-purpose cleaner and a car wash liquid concentrate under the Armor All name.

     The Company markets polishes, paste and liquid waxes, and car wash products under the Rain Dance name and paste and liquid waxes under the Rally name. Under the No. 7 name, the Company markets a variety of polishing and rubbing compounds and other cleaning aids. In December 1994, the Company introduced Wax Pax/TM/ Instant Car Wax, an automotive wax that is applied as the car is being washed.

Home Care Brands

      The Company entered the home care market in January 1994 with the acquisition of the E-Z Deck Wash/(R)/ and E-Z D/TM/ brands. The E-Z Deck Wash product is designed to clean and restore wood surfaces, such as patio decks, siding and fences. The acquired E-Z D brand products include a vinyl wash, a paint preparation treatment and a roof wash. The E-Z Deck Wash and E-Z D products are now being marketed under the Armor All name.

     In September 1994, the Company began marketing a vinyl and plastic protectant for home use and a companion multi-purpose cleaner under the Armor All name.

     In February 1995, the Company introduced three new products under the Armor All name. Armor All/(R)/ Deck Protector Waterproofing Sealer is designed to restore the natural luster and sheen of wood and protects against water damage on wood. Armor All/(R)/ Water Proofing Sealer can be used to protect against water damage on most porous surfaces, including wood, brick, concrete, stucco and masonry. Armor All/(R)/ Vinyl Siding Wash is designed to remove stains caused by mold and mildew from vinyl siding without leaving a film.



Geographic Markets

     The Company's products are sold predominantly in the United States and Canada, with additional sales occurring in approximately 70 other countries. In fiscal 1995, 87% of sales were in the United States, 5% in Canada and 8% in other foreign countries, principally Australia, Germany, Japan, Mexico and the United Kingdom. The Company does not have large fixed capital investments in its foreign operations. Foreign currency exchange fluctuations have not had a significant impact on the Company's operating results.



Sales and Marketing

     In the United States and Canadian automotive appearance market, a sales force of 13 employees accounted directly for over 50% of the Company's revenues in fiscal 1995. In addition, the Company's sales force oversees 18 independent manufacturers' representative organizations that also market the Company's products. Primary customers include mass merchandise retailers, auto supply stores, warehouse clubs, hardware stores and other retail outlets. The Company believes that its automotive appearance products are sold at over 100,000 retail outlets.

     In the United States home care market, a sales force of 5 employees oversees 17 manufacturers' representative organizations that market the Company's products. Primary customers include home centers, do-it-yourself warehouses, mass merchandise retailers and hardware stores. In Canada, the Company licenses the distribution of its home care products to an independent sales agency.

     The Company's largest customers represent an increasing percentage of its revenues. Sales to the Company's 20 largest customers accounted for 72%, 65% and 63% of the Company's consolidated revenues in fiscal 1995, 1994 and 1993, respectively. Sales to the Company's two largest customers, Wal-Mart Stores, Inc. (and its affiliates) and Kmart Corporation (and its affiliates), accounted for the following respective percentages of the Company's revenues: 20% and 10% in fiscal 1995, 17% and 8% in fiscal 1994, and 15% and 11% in fiscal 1993.

     The Company's direct sales force works closely with the Company's largest customers on joint marketing and promotional activities. The Company also assists its customers with inventory management supported, in certain cases, by electronic data interchange ("EDI") links between the Company and the customer. In addition, EDI provides the Company with valuable marketing information.
Among other things, the Company uses EDI point-of-sale statistics to analyze geographic purchase patterns, measure the success of test marketing programs and monitor sales of time-sensitive promotions.

     The Company's management assists in sales and marketing efforts by providing national advertising and promotional support and retail merchandising management assistance, including product information and sales training. The Company's promotional activities target both trade accounts and retail consumers. Over the past four years, the Company has increased the proportion of marketing funds which are offered to trade customers as fixed sums in return for specific promotional activities, as opposed to more general cooperative advertising arrangements. From time to time, the Company uses various retail sales incentive devices, such as coupons, rebates, "Bonus Packs" (e.g., 10 ounces for the price of 8), merchandise with attached free samples, and other special offers to stimulate retail sales.

     Retail sales of the Company's products are seasonal and are highest between April and September. However, sales to the Company's trade customers are highest in its fourth fiscal quarter (from January through March). Consistent with industry practice, the Company offers extended payment terms in conjunction with its winter promotional activities.

     International sales are effected through sales offices in Canada and the United Kingdom, through foreign distributors, and through a marketing and distribution alliance with S. C. Johnson & Son, Inc. Under an agreement between the Company and S.C. Johnson, S. C. Johnson is the exclusive distributor of Armor All Protectant and certain of the Company's other products in Germany, Japan and Mexico, subject to agreement with the Company on annual business and marketing plans for each country. Under the agreement, S. C. Johnson pays virtually all selling and marketing expenses and the Company and S.C. Johnson share in the profits or losses. The S.C. Johnson agreement expires in June 2001, with automatic five-year renewals unless either party provides 12 months' prior notice. The Company has the right to terminate the agreement on a country-by-country basis if S.C. Johnson fails to meet certain revenue objectives over specified periods, subject to S.C. Johnson's right to avoid termination by compensating the Company for any shortfall. S. C. Johnson is also the exclusive distributor of Armor All Protectant in Hong Kong under a separate agreement that does not involve profit or loss sharing.



Manufacturing and Packaging

     The Company's products are manufactured in six principal locations in the United States, one location in Canada and one location in Australia. Protectants are manufactured at four of these locations, aerosol products at one location, waxes at one location and home care products at two locations. Management believes that the existing packagers can accommodate the Company's production needs for the foreseeable future.

     The Company's products are manufactured by contract packagers. The Company's relationships with its three most important automotive packagers have lasted for 7, 10 and 22 years. Subject to contractual arrangements, the Company periodically re-evaluates its selection of packagers and believes that other acceptable packagers are readily available.

     Products which comprise a majority of the Company's sales volume are manufactured under full-service packaging agreements. In general, the Company's full-service packagers are responsible for purchasing product ingredients and approved component packaging materials. The Company negotiates the raw material supply arrangements on behalf of its packagers. The packagers blend, package and warehouse the finished product. With certain exceptions, the full-service packagers own all the raw materials and finished products in their possession and transfer title to the Company just prior to shipment to the Company's customers. In the case of Armor All Protectant and Armor All Tire Foam Protectant, the Company premixes a concentrate which it sells to the packagers.

     For most of its other products, the Company purchases finished goods from the contract packagers and warehouses them until shipment to a customer.

     During fiscal year 1995, the Company reduced the percentage of its volume which is manufactured under full-service arrangements. This reduction resulted primarily from (a) the addition of several new products which are manufactured by packagers other than those which serve as distribution centers and (b) a change in certain packaging and distribution sites to achieve production and operational efficiencies. The Company expects to maintain a mix of full-service and other packaging arrangements in the future based on consideration of production and transportation costs, unique manufacturing requirements and other factors.

     The Company has alternative sources for the ingredients used in, and packaging components for, all of its products. The Company has contracts with certain suppliers to provide a continued supply of the primary chemical ingredients and packaging components used in producing its products.



Trademarks and Patents

   The Company's principal trademarks are:
   . ARMOR ALL(R)
   . Symbol of a male VIKING figure
   . RAIN DANCE(R)
   . RALLY(R)
   . NO. 7(R)
   . TIRE FOAM(R)
   . QUICKSILVER/TM/
   . SPOT & WASH(R)
   . WAX PAX/TM/
   . E-Z DECK WASH(R)
   . E-Z D/TM/

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

     The Company owns a process patent on ARMOR ALL Protectant and a patent on RAIN DANCE Wax and has applied for patents on ARMOR ALL QuickSilver Wheel Cleaner, ARMOR ALL Spot & Wash Concentrate, WAX PAX Instant Car Wax and ARMOR ALL Vinyl Siding Wash. The Company also owns a patent on an E-Z DECK WASH product and has other domestic and foreign E-Z DECK WASH patents pending. In addition, the Company has the exclusive right to use a supplier's patented formula to produce ARMOR ALL Deck Protector. The Company's process patent on ARMOR ALL Protectant will expire in 1996. Management believes that the Company's trademarks are more important assets than its patents and that the termination or invalidity of its patents would not have a material adverse effect on the Company.



Competition

     In the domestic protectant market, the Company has two principal competitors, STP/(R)/ Son-of-a-Gun/(R)/ Protectant and Turtle Wax/(R)/ Formula 2001/(R)/ Protectant. Armor All Tire Foam Protectant has four principal competitors and Armor All QuickSilver Wheel Cleaner has three principal competitors. Armor All brand cleaner competes against many specialty automotive cleaner products. Armor All brand wash products and all of the Rain Dance, Rally and Wax Pax brand products compete with numerous wash, wax and polish products in the automotive aftermarket. The No. 7 brand products compete with many wash and specialty cleaning products. Competition in international markets varies by country.

     In the domestic home care products market, the E-Z Deck Wash brand product has two principal competitors, Thompson's/(R)/ Deck Wash and Olympic/(R)/ Deck Cleaner and several secondary competitors. Armor All Deck Protector and Water Proofing Sealer each compete against products marketed under the Thompson's, Olympic and Behr brand names. There are no products directly competitive to Armor All Vinyl Siding Wash.

Employees

     At March 31, 1995, the Company employed 143 persons. None are represented by unions. The Company believes its employee relations are good.



ITEM 2.    PROPERTIES

     The Company owns its headquarters facility located in Aliso Viejo, California. The facility, which was built in 1989, comprises 45,000 square feet of office space on a 4.6 acre site.

     The Company also leases approximately 17,000 square feet of warehouse space in Aliso Viejo, California. The facility is used primarily for warehousing certain components, finished goods and promotional items. The Company also mixes the Armor All Protectant and Armor All Tire Foam Protectant concentrates and performs various special product-packaging functions at this location. The Company utilizes space in various public warehouses in the United States and abroad for temporary inventory storage and shipping.

     The Company maintains automotive sales offices in Canada and the United Kingdom, each with less than 2,000 square feet. It conducts its principal automotive laboratory research and development activities at a leased facility of approximately 5,000 square feet located near the Company's headquarters in Aliso Viejo, California.

     The Company conducts its principal home care marketing, sales and research and development activities at two leased facilities in South Carolina which aggregate less than 5,000 square feet. The Company plans to move its home care division to larger leased facilities in South Carolina, aggregating less than 15,000 square feet, during fiscal 1996.

     The Company believes that the aforementioned properties will be sufficient to meet its needs for the next several years.



ITEM 3.    LEGAL PROCEEDINGS

     In addition to commitments and obligations which arise in the ordinary course of business, the Company is subject to various claims, proceedings and legal actions from time to time involving contracts, competitive practices, advertising claims, trademark rights, product liability claims, tax assessments, employment claims and other matters arising out of the conduct of the Company's business. Management believes that, based on current knowledge, the outcome of any such pending matters will not have a material adverse effect on the Company's financial position.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1995.

Executive Officers of the Registrant

     The following table sets forth information concerning the executive officers of the Registrant as of June 1, 1995.

     There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

        Name      Age           Position with Registrant and Business Experience
- --------------------------------------------------------------------------------
David E. McDowell  52        Chairman of the Board since April 1992.  President
                             and Chief Operating Officer of McKesson since
                             January 1992.  Vice President and General Manager,
                             Quality and Chief Information Officer of
                             International Business Machines Corporation (IBM) from November 1990 until January 1992; President of
                             IBM's National Service Division from July 1987 until November 1990. Chairman of the Compensation
                             Committee and member of the Audit Committee of the Board. Service with the Company - 3 years.


Kenneth M. Evans   53        President and Chief Executive Officer since April
                             1991; Group Vice President of the Do-it-Yourself
                             Products Group of L. & F. Products, a subsidiary of Eastman Kodak from 1989 to April 1991.
                             Service with the Company - 4 years.


Michael A. Caron   44        Senior Vice President since October 1991;
                             President of Armor All International, a division of the Company, since August 1993; Senior
                             Vice President - Marketing from October 1991 to
                             August 1993 and Senior Vice President,
                             Marketing/International Operations from April 1989
                             to October 1991. Service with the Company - 10 years.


Steven L. Kliff    37        Senior Vice President, Consumer Products, since
                             August 1993; Vice President, Sales and Product
                             Development from November 1991 to August
                             1993; Vice President, Product and Business
                             Development from September 1991 to
                             November 1991; From February 1986 to August 1991, held various positions with Blistex Incorporated, a manufacturer of over-the-counter topical medications, including Director of Marketing/Chief
                             Marketing Officer and Director of Strategic
                             Planning.  Service with the Company - 4 years.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a)      Market Information

         The Company's Common Stock, par value of $0.01 per share, is traded in the over-the-counter market under the symbol ARMR. The high and low closing prices reported by the NASDAQ National Market System appear in financial note 12, "Quarterly Financial Information" (unaudited) on page 23 of the 1995 Annual Report to Stockholders, which information is incorporated by reference.

(b)      Holders

         The approximate number of record holders of the Company's common stock as of May 15, 1995 was 315. The estimated number of beneficial holders was 1,800.

(c)      Dividends

         Dividend information is included in financial note 12, "Quarterly Financial Information" (unaudited) on page 23 of the 1995 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data appears on page 1 of the 1995 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appears in the section entitled "Financial Review" on pages 12 to 14 of the 1995 Annual Report to Stockholders, which information is incorporated by reference.



Recent Developments
- -------------------

         Revenues in the first quarter of fiscal 1996 are expected to be below last year's first quarter revenues due to a decline in automotive division shipments. Unusually wet and cool spring weather conditions have contributed to lower consumer spending in the entire automotive appearance chemical category at the retail level in many parts of the country. In addition, a change in the purchasing policy of a major customer of the Company, intended to reduce system-wide inventories, has further dampened first quarter sales. First quarter profit margins will be lower due to product mix changes, with a greater proportion of revenues coming from new products, and the absorption of fixed costs over lower volume. The combination of these factors is expected to have an adverse impact on earnings in the first quarter.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements appear on pages 15 to 23 of the 1995 Annual Report to Stockholders, which financial statements are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company is incorporated by reference from the Registrant's 1995 Proxy Statement. Certain information relating to Executive Officers of the Company appears on page 6 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated by reference from the Registrant's 1995 Proxy Statement.



ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated by reference from the Registrant's 1995 Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated by reference from the Registrant's 1995 Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain transactions with McKesson and management is incorporated by reference from the Registrant's 1995 Proxy Statement.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

     The following consolidated financial statements of the Company, other financial information and independent auditors' report are contained in the 1995 Annual Report to Stockholders and are incorporated by reference.

                                                          Annual Report
                                                               Page
                                                          -------------
Consolidated Financial Statements
 Consolidated Balance Sheets at March 31, 1995 and 1994         15
 Consolidated Statements of Income for the years
  ended March 31, 1995, 1994 and 1993                           16
 Consolidated Statements of Stockholders' Equity
  for the years ended March 31, 1995, 1994 and 1993             17
 Consolidated Statements of Cash Flows for the years
  ended March 31, 1995, 1994 and 1993                           18
Notes to Consolidated Financial Statements                      19
Independent Auditors' Report                                    24

The following are included herein:                          10-K Page
                                                           -----------

 Independent Auditors' Report                                   11
 Consolidated Supplementary Financial
  Schedules for the years ended March 31, 1995,
   1994 and 1993
   II.  Valuation and Qualifying Accounts and  Reserves         12


     Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     See Exhibit Index on pages 13 and 14.

     The following exhibits listed on the Exhibit Index are included herein:

     (3)B  By-Laws of the Company as amended through July 22, 1994.

     (10)L Armor All Products Corporation 1988 Long Term Incentive Plan as amended through December 1, 1994.

     (10)R Separation Agreement dated February 13, 1995 between the Company and its former Executive Vice President and Chief Financial Officer.

     (13) Portions of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995.

     (21)  Subsidiaries of the Registrant.

     (23)  Independent Auditors' Consent.

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ARMOR ALL PRODUCTS CORPORATION
Dated: May 16, 1995
      -------------



                                  By /s/Kenneth M.Evans
                                    -------------------------------------
                                    Kenneth M. Evans
                                    President and Chief Executive Officer




                                  By  /s/Mark D. Krikorian
                                    -------------------------------------
                                    Mark D. Krikorian
                                    Vice President and Controller



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 16, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.



 /s/William A. Armstrong
- ------------------------                 ---------------------------------------
William A. Armstrong, Director           David E. McDowell,Chairman of the Board
                                           and Director



 /s/Jon S. Cartwright                    /s/Karen Gordon Mills
- ---------------------                   ----------------------------------------
Jon S. Cartwright, Director             Karen Gordon Mills, Director




/s/Kenneth M. Evans                     /s/Alan Seelenfreund
- -------------------                     ----------------------------------------
Kenneth M. Evans, President and Chief   Alan Seelenfreund, Director
 Executive Officer and Director



/s/David L. Mahoney
- -------------------
David L. Mahoney, Director

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Armor All Products Corporation:

We have audited the consolidated financial statements of Armor All Products Corporation and subsidiaries as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995 and have issued our report thereon dated April 20, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Armor All Products Corporation, listed in
Item 14(a). This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.



   /s/ Deloitte & Touche

   DELOITTE & TOUCHE LLP
   Costa Mesa, California
   April 20, 1995

                                                            Schedule II



                        ARMOR ALL PRODUCTS CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                (in thousands)




================================================================================
- --------------------------------------------------------------------------------
   Column A                   Column B     Column C      Column D      Column E
- --------------------------------------------------------------------------------
                                           Additions    Reductions
                                           ---------    ----------
                                                         Accounts
                              Balance at  Charged to   Written Off,     Balance
                              Beginning    Revenues      Net of         at End
  Description                   of Year  and Expenses   Recoveries      of Year
- ---------------------------  ----------  ------------  ------------     -------

Year Ended March 31, 1995
- ---------------------------

Reserves for:
   Doubtful accounts
    and cash discounts*        $2,625       $3,555        $(3,839)      $2,341


Year Ended March 31, 1994
- -------------------------

Reserves for:
   Doubtful accounts
    and cash discounts*         1,860        3,558         (2,793)       2,625


Year Ended March 31, 1993
- -------------------------

Reserves for:
   Doubtful accounts
    and cash discounts*         1,648        3,410         (3,198)       1,860


   * Included as a reduction of Accounts Receivable in the consolidated balance sheets.

                                 EXHIBIT INDEX

 Exhibit
 Number                                 Description
 ------            ----------------------------------------------------------

 (3)A* Certificate of Incorporation of the Company. (Exhibit 3.1 to Form S-1 Registration Statement No. 33-07506).

 (3)B              By-Laws of the Company as amended through July 22, 1994.

 (10)A* Services Agreement dated as of July 1, 1986 between the Company and McKesson, as amended through March 23, 1993. (Exhibit (10)A to Form 10-K Report for the fiscal year ended March 31, 1994).

 (10)B* Tax Allocation Agreement dated as of July 1, 1986 between the Company and McKesson. (Exhibit 10.2 to Form S-1 Registration Statement No. 33-07506).

 (10)C*            Indemnity Agreement with Directors of the Company. (Exhibit
                   10.3 to Form S-1 Registration Statement No. 33-07506).

 (10)D* Form of Employment Agreement dated as of April 15, 1991 between the Company and its President and Chief Executive Officer. (Exhibit (10)D to Form 10-K Report for the fiscal year ended March 31, 1991).

 (10)E* Form of Termination Agreement dated as of May 15, 1994 between the Company and certain corporate officers. (Exhibit (10)E to Form 10-K Report for the fiscal year ended March 31, 1994).

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

                                 EXHIBIT INDEX

 Exhibit
 Number                                  Description
 ------            ----------------------------------------------------------
 (10)L             Armor All Products Corporation 1988 Long-Term Incentive
                   Plan as amended through December 1, 1994.

 (10)M* Armor All Products Corporation 1989 Short-Term Incentive Plan. (Exhibit (10)P to Form 10-K Report for the fiscal year ended March 31, 1989).

 (10)N* Armor All Products Corporation Supplemental Profit-Sharing Investment Plan adopted August 1, 1989. (Exhibit (10)N to Form 10-K Report for the fiscal year ended March 31, 1994).

 (10)O* Distribution Agreement between S.C. Johnson & Son, Inc. and Armor All Products Corporation dated April 1, 1991 (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)N to Form
                   10-K Report for the fiscal year ended March 31, 1992).

 (10)P* Letter Agreement dated November 4, 1993 amending the Distribution Agreement between S. C. Johnson & Son, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment).
                   (Exhibit (10)P to Form 10-K Report for the fiscal year ended March 31, 1994).

 (10)Q* Asset Purchase and Sale Agreement dated January 26, 1994 between Agri- Products Special Markets, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10) Q to Form 10-K Report for the fiscal year ended March 31,
                   1994).

 (10)R Separation Agreement dated February 13, 1995 between the Company and its former Executive Vice President and Chief Financial Officer.

 (13) Portions of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995.

 (21)              Subsidiaries of the Registrant.

 (23)              Independent Auditors' Consent.

 (27)              Financial Data Schedule



* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                 ---------------------------------------------



1. Armor All Products Corporation 1986 Stock Option Plan as amended through January 21, 1993 - Exhibit (10)I to Form 10-K Report for the fiscal year ended March 31, 1993.

2. Armor All Products Corporation Deferred Compensation Administration Plan - Exhibit (19)C to Form 10-Q Report for the quarter ended December 31, 1987.

3. Armor All Products Corporation 1988 Restricted Stock Plan as amended through July 23, 1993 - Exhibit (10) to Form 10-Q Report for the quarter ended June 30, 1993.

4. Armor All Products Corporation 1988 Long-Term Incentive Plan as amended through December 1, 1994 -Exhibit (10)L to Form 10-K Report for the fiscal year ended March 31, 1995.

5.  Armor All Products Corporation 1989 Short-Term Incentive Plan - Exhibit
    (10)P to Form 10-K Report for the fiscal year ended March 31, 1989.

6. Armor All Products Corporation Supplemental Profit-Sharing Investment Plan - Exhibit (10)N to Form 10-K Report for the fiscal year ended March 31, 1994.

7. Form of Employment Agreement dated as of April 15, 1991 between the Company and its President and Chief Executive Officer - Exhibit (10)D to Form 10-K Report for the fiscal year ended March 31, 1991.

8. Form of Termination Agreement between the Company and its President and Chief Executive Officer -Exhibit (10)F to Form 10-K Report for the fiscal year ended March 31, 1991.

9. Form of Termination Agreement between the Company and certain executive officers - Exhibit (10)E to Form 10-K Report for the fiscal year ended March 31, 1994.