Form 10-Q
period 1995-06-30
ARMOR ALL PRODUCTS CORP
filed 1995-08-10
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  --------------

Commission file number 0-14946
                       -------

                 ARMOR ALL PRODUCTS CORPORATION
-----------------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)

          DELAWARE                                33-0178217
-----------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or organization)               Identification No.)

6 Liberty, Aliso Viejo, California                       92656
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (714) 362-0600
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at June 30, 1995
-----------------------------        ----------------------------
Common stock, $0.01 par value              21,282,135 shares


                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================

                                                            Pages
                                                            -----

Consolidated Balance Sheets
  June 30, 1995 and March 31, 1995                            3

Consolidated Statements of Income
   Three months ended June 30, 1995 and 1994                  4

Consolidated Statements of Cash Flows
   Three months ended June 30, 1995 and 1994                  5

Financial Notes                                             6 - 7

Financial Review                                              8



                   PART II.  OTHER INFORMATION
                   ===========================

Item
----

  4       Submission of Matters to a Vote
            of Security Holders                               9

  6       Exhibits and Reports on Form 8-K                    9

                 PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                                               June 30, March 31,
                                                1995      1995
                                               ------    ------
                                                (in thousands)
ASSETS
------
Current Assets
  Cash and cash equivalents                   $ 34,664  $ 22,249
  Accounts receivable                           39,072    84,865
  Inventories                                   16,162    12,695
  Deferred taxes                                   752       956
  Prepaid expenses                              13,394       801
                                               -------   -------
     Total current assets                      104,044   121,566

Property                                         9,180     9,373
Goodwill                                        26,240    26,522
Patents and Trademarks                          15,095    15,389
                                               -------   -------
     Total assets                             $154,559  $172,850
                                               =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                            $  9,004  $ 17,385
  Payable to McKesson                            1,683     2,595
  Accrued selling expenses                       4,983     8,590
  Accrued compensation                           1,554     2,513
  Income and other taxes payable                 1,530     5,429
  Dividends payable                              3,404     3,404
  Other liabilities                              2,563     3,468
                                               -------   -------
     Total current liabilities                  24,721    43,384
                                               -------   -------
Deferred Income Taxes                              478       481
                                               -------   -------
Stockholders' Equity
  Common stock                                     213       213
  Other                                         61,294    61,157
  Unearned compensation - restricted stock        (882)     (980)
  Retained earnings                             69,391    69,338
  Cumulative translation adjustment               (656)     (743)
                                               -------   -------
     Total stockholders' equity                129,360   128,985
                                               -------   -------
     Total liabilities and
       stockholders' equity                   $154,559  $172,850
                                               =======   =======
See accompanying financial notes.
                              - 3 -

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)


                                               Three Months Ended
                                                    June 30
                                               ------------------
                                                 1995      1994
                                                ------    ------
                                             (in thousands except
                                              per share amounts)

REVENUES                                      $ 50,224  $ 56,568
                                               -------   -------
COSTS AND EXPENSES:
  Cost of sales                                 24,394    24,001
  Selling, general and administrative           19,508    21,116
  Amortization of intangibles                      613       623
                                               -------   -------
     Total costs and expenses                   44,515    45,740
                                               -------   -------
OPERATING INCOME                                 5,709    10,828

Interest income                                    251       270
                                               -------   -------
INCOME BEFORE INCOME TAXES                       5,960    11,098

Income taxes                                     2,503     4,739
                                               -------   -------

NET INCOME                                    $  3,457  $  6,359
                                               =======   =======

EARNINGS PER COMMON SHARE                     $    .16  $    .30
                                               =======   =======

DIVIDENDS PER COMMON SHARE                    $    .16  $    .16
                                               =======   =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      21,276    21,171
                                               =======   =======


See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                               Three Months Ended
                                                    June 30
                                               ------------------
                                                 1995      1994
                                                ------    ------
                                                 (in thousands)
Operating Activities
  Net income                                  $  3,457  $  6,359
  Adjustments to reconcile net
  income to net cash provided
  by operating activities
     Depreciation and amortization               1,077     1,007
     Deferred income taxes                         201       400
                                               -------   -------
          Total                                  4,735     7,766
                                               -------   -------
     Effect of changes in
       Accounts receivable                      45,793    31,209
       Inventories                              (3,467)     (283)
       Prepaid expenses                        (12,593)   (7,266)
       Accounts payable                         (8,381)    1,358
       Accrued selling expenses                 (3,607)   (1,622)
       Accrued compensation                       (959)     (992)
       Income and other taxes payable           (3,899)      343
       Other liabilities                          (905)      617
                                               -------   -------
          Total                                 11,982    23,364
                                               -------   -------
       Net cash provided by
         operating activities                   16,717    31,130
                                               -------   -------
Investing Activities
  Capital expenditures                            (174)     (301)
  Other                                             51        61
                                               -------   -------
       Net cash used by investing activities      (123)     (240)
                                               -------   -------
Financing Activities
  Payable to McKesson                            ( 912)     (510)
  Issuance of common stock                         137       125
  Dividends paid                                (3,404)   (3,386)
                                               -------   -------
       Net cash used by financing activities    (4,179)   (3,771)
                                               -------   -------
Net increase in cash and cash equivalents       12,415    27,119
Cash and cash equivalents
  at beginning of period                        22,249    26,251
                                               -------   -------
Cash and cash equivalents at end of period    $ 34,664  $ 53,370
                                               =======   =======
See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES



1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the "Company"). In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1995 and the results of its operations and its cash flows for the three-month periods ended June 30, 1995 and 1994. Such adjustments were of a normal recurring nature.

     The results of operations for the three-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1995. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.


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

     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $30,905,000 at 6.0% on June
     30, 1995 and $18,182,000 at 6.0% on March 31, 1995.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES



3.   INVENTORIES

     Inventories are comprised of the following:

                                               June 30, March 31,
                                                 1995      1995
                                                ------    ------
                                                 (in thousands)

     Finished goods                            $14,305   $10,338
     Raw materials                               1,857     2,357
                                                ------    ------
          Total                                $16,162   $12,695
                                                ======    ======


4.   PREPAID EXPENSES

     Prepaid expenses at June 30, 1995 include $12,856,000 of payments related to media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume.



5.   INTEREST INCOME

     Interest income is comprised of the following:

                                                 Three Months
                                                 Ended June 30
                                                ----------------
                                                 1995      1994
                                                ------    ------
                                                 (in thousands)

     Interest income - McKesson                  $208      $231
     Interest income - other                       43        39
                                                  ---       ---
          Interest income                        $251      $270
                                                  ===       ===

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW


Results of Operations
---------------------
Revenues decreased $6.3 million or 11% in the quarter ended June 30, 1995 in comparison with the prior year quarter. The decrease was primarily attributable to lower shipments of automotive division products in the United States and Canada. Shipments of all of the Company's principal automotive product lines -- including protectants, wheel cleaners, wax and wash products -- were lower than in the prior year. This revenue decline reflects a weakness in orders from the retail sector for the entire automotive appearance industry, partially attributable to unusually wet and cool spring weather in many parts of North America. In addition, certain retailers, reacting to lower consumer demand, reduced their purchases in order to lower their inventory levels; such actions had a further adverse impact on the Company's first quarter shipments. Partially offsetting the lower automotive revenues were significantly higher shipments in the Company's home care division due to the launch of three new products in February 1995: Armor AlL(R) Deck Protector Waterproofing Sealer, Armor All(R) WaterProofing Sealer and Armor All(R) Vinyl Siding Wash. International revenues increased mainly due to higher shipments to Japan and the United Kingdom, partially offset by the adverse effects of the Mexican peso devaluation.

Cost of sales as a percentage of revenues was 48.6% and 42.4% in the quarters ended June 30, 1995 and 1994, respectively. The higher cost percentage in the current year was due to several factors, including higher costs of a new formula for Armor All(R) Protectant, increased raw materials costs, provisions for the discontinuance of several products, and the absorption of fixed costs over lower automotive volume. In addition, the higher mix of home care products had an adverse impact since such new products initially have lower margins due to start-up costs.

Selling, general and administrative expense as a percentage of revenues was 38.8% and 37.3% in the quarters ended June 30, 1995 and 1994, respectively. The increase in the current quarter is primarily due to the greater mix of home care products, which have higher new product launch costs and other promotional expense. Another factor was the absorption of fixed administrative costs over a lower automotive sales volume.

Financial Resources and Liquidity
---------------------------------
The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $16.7 million and $31.1 million in the three-month periods ended June 30, 1995 and 1994, respectively, as accounts receivable were reduced from March 31 levels. The lower cash inflow in the first quarter of fiscal 1996 is primarily due to higher payments for media advertising, changes in the timing of payments for certain payables and accrued liabilities, increases in inventory to support new products and promotions, and lower net income. These factors were partially offset by higher collections of accounts receivable due to a higher accounts receivable balance at the beginning of the current year than at the beginning of the prior year.

As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.

                   PART II.  OTHER INFORMATION
                   ===========================



Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          The Company's Annual Meeting of Stockholders was held on
July 31, 1995.   The Board of Directors' nominees for director as
listed in the proxy statement were each elected to serve for a one-year term by the following vote:
                                                        Votes
                                         Votes For     Withheld
                                        ------------   ---------
     William A. Armstrong                19,688,705     150,777
     Jon S. Cartwright                   19,692,255     147,227
     Kenneth M. Evans                    19,692,046     147,436
     David L. Mahoney                    19,683,305     156,177
     David E. McDowell                   19,688,665     150,817
     Karen Gordon Mills                  19,692,255     147,227
     Alan Seelenfreund                   19,594,043     245,439



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               27  Financial Data Schedule

          (b)  Reports

               No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                        S I G N A T U R E






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)


Dated:  August 10, 1995       By/s/Kenneth M. Evans
                              ----------------------------
                              Kenneth M. Evans
                              President and Chief Executive Officer



                              By/s/Mark D. Krikorian
                              ----------------------------
                              Mark D. Krikorian
                              Vice President and Controller