Form 10-Q
period 1995-09-30
ARMOR ALL PRODUCTS CORP
filed 1995-11-14
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-14946
                       -------

                 ARMOR ALL PRODUCTS CORPORATION
------------------------------------------------------------------
      (Exact Name of Registrant as specified in its charter


           DELAWARE                                33-0178217
-------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or organization)                Identification No.)

6 Liberty, Aliso Viejo, California                        92656
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                         (714) 362-0600
------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X    No
                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Outstanding at September 30, 1995
-----------------------------    ---------------------------------
Common stock, $0.01 par value            21,298,185 shares

                        TABLE OF CONTENTS




                 PART I.  FINANCIAL INFORMATION
                 ===============================


                                                             Pages
                                                             -----
Consolidated Balance Sheets
  September 30, 1995 and March 31, 1995                        3

Consolidated Statements of Income
  Three and six months ended September 30, 1995 and 1994       4

Consolidated Statements of Cash Flows
  Six months ended September 30, 1995 and 1994                 5

Financial Notes                                              6 - 7

Financial Review                                               8



                   PART II.  OTHER INFORMATION
                   ===========================

Item
----

 6     Exhibits and Reports on Form 8-K                        9

                 PART 1.  FINANCIAL INFORMATION
                 ==============================
                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                                              Sept. 30, March 31,
                                                1995      1995
                                               ------    ------
                                                 (in thousands)
ASSETS
======
Current Assets
  Cash and cash equivalents                   $ 41,656  $ 22,249
  Accounts receivable                           30,026    84,865
  Inventories                                   13,646    12,695
  Deferred taxes                                   831       956
  Prepaid expenses                              10,529       801
                                               -------   -------
     Total current assets                       96,688   121,566
Property                                         8,969     9,373
Goodwill                                        25,958    26,522
Patents and Trademarks                          14,799    15,389
                                               -------   -------
     Total assets                             $146,414  $172,850
                                               =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
====================================
Current Liabilities
  Accounts payable                            $  6,256  $ 17,385
  Payable to McKesson                            1,438     2,595
  Accrued selling expenses                       2,664     8,590
  Accrued compensation                           1,388     2,513
  Dividends payable                              3,406     3,404
  Taxes payable and other liabilities            2,100     8,897
                                               -------   -------
     Total current liabilities                  17,252    43,384
                                               -------   -------
Deferred Income Taxes                              603       481
                                               -------   -------
Stockholders' Equity
  Common stock                                     213       213
  Other capital                                 61,510    61,157
  Unearned compensation - restricted stock      (1,305)     (980)
  Retained earnings                             68,692    69,338
  Cumulative translation adjustment               (551)     (743)
                                               -------   -------
     Total stockholders' equity                128,559   128,985
                                               -------   -------
     Total liabilities and
       stockholders' equity                   $146,414  $172,850
                                               =======   =======
See accompanying financial notes.
                              - 3 -

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)


                               Three Months Ended Six Months Ended
                                 September 30,     September 30,
                                ---------------   ---------------
                                 1995     1994     1995     1994
                                ------   ------   ------   ------
                                      (in thousands except
                                         per share amounts)

REVENUES                       $39,772  $41,135  $89,996  $97,703

COSTS AND EXPENSES
  Cost of sales                 18,225   17,326   42,619   41,327
  Selling, general
    and administrative          16,736   15,915   36,244   37,031
  Amortization of intangibles      614      623    1,227    1,246
                                ------   ------   ------   ------
     Total costs and expenses   35,575   33,864   80,090   79,604
                                ------   ------   ------   ------

OPERATING INCOME                 4,197    7,271    9,906   18,099

INTEREST INCOME                    471      511      722      781
                                ------   ------   ------   ------

INCOME BEFORE INCOME TAXES       4,668    7,782   10,628   18,880

INCOME TAXES                     1,961    3,323    4,464    8,062
                                ------   ------   ------   ------

NET INCOME                     $ 2,707  $ 4,459  $ 6,164  $10,818
                                ======   ======   ======   ======

EARNINGS PER COMMON SHARE      $   .13  $   .21  $   .29  $   .51
                                ======   ======   ======   ======

DIVIDENDS PER COMMON SHARE     $   .16  $   .16  $   .32  $   .32
                                ======   ======   ======   ======

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING     21,290   21,191   21,283   21,181



See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                               Six Months Ended
                                                 September 30,
                                               ----------------
                                                1995      1994
                                               ------    ------
                                                 (in thousands)
Operating Activities
  Net income                                   $ 6,164   $10,818
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                1,968     1,829
    Deferred income taxes                          247       280
    Other                                         (325)      184
                                                ------    ------
       Total                                     8,054    13,111
                                                ------    ------
    Effect of changes in
      Accounts receivable                       54,839    36,789
      Inventories                                 (951)   (4,220)
      Prepaid expenses                          (9,728)   (7,600)
      Accounts payable                         (11,129)   (2,713)
      Accrued selling expenses                  (5,926)   (3,305)
      Accrued compensation                      (1,125)     (618)
      Taxes payable and other liabilities       (6,797)   (3,564)
                                                ------    ------
         Total                                  19,183    14,769
                                                ------    ------
      Net cash provided by operating activities 27,237    27,880
                                                ------    ------
Investing Activities
  Capital expenditures                            (337)     (667)
  Other                                            119       129
                                                ------    ------
      Net cash used by investing activities       (218)     (538)
                                                ------    ------
Financing Activities
  Payable to McKesson                           (1,157)     (505)
  Issuance of common stock                         353       472
  Dividends paid                                (6,808)   (6,772)
                                                ------    ------
      Net cash used by financing activities     (7,612)   (6,805)
                                                ------    ------
Net increase in cash and cash equivalents       19,407    20,537
Cash and cash equiv. at beginning of period     22,249    26,251
                                                ------    ------
Cash and cash equivalents at end of period     $41,656   $46,788
                                                ======    ======
See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


1.   BASIS OF PRESENTATION
     ---------------------
          The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the
     "Company").   In the opinion of the Company, these unaudited
     consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1995 and the results of its operations and its cash flows for the six-month periods ended September 30, 1995 and 1994. Such adjustments were of a normal recurring nature.

          The results of operations for the six-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1995. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.


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

          Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $37,875,000 at 5.7% on September 30, 1995 and $18,182,000 at 6.0% on March 31, 1995.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


3.   INVENTORIES
     -----------

          Inventories are comprised of the following:

                                            Sept. 30, March 31,
                                              1995      1995
                                             ------    ------

     Finished Goods                         $11,671   $10,338
     Raw Materials                            1,975     2,357
                                             ------    ------
        Total                               $13,646   $12,695
                                             ======    ======


4.   PREPAID EXPENSES
     ----------------
          Prepaid expenses at September 30, 1995 includes approximately $8,700,000 of payments related to fiscal year 1996 media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume. In addition, prepaid expenses at September 30, 1995 includes approximately $1,500,000 of media advertising purchased on a forward buying basis for airing in early fiscal year 1997.


5.   INTEREST INCOME
     ---------------

          Interest income is comprised of the following:

                                 Three Months      Six Months
                                     Ended            Ended
                                 September 30,    September 30,
                                 -------------    -------------
                                  1995   1994      1995   1994
                                  ----   ----      ----   ----
                                         (in thousands)

   Interest income - McKesson     $445   $475      $653   $706
   Interest income - other          26     36        69     75
                                  ----   ----      ----   ----
      Interest income             $471   $511      $722   $781
                                  ====   ====      ====   ====

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW


Results of Operations
---------------------

     Revenues decreased $1.4 million or 3.3% in the second quarter and decreased $7.7 million or 7.9% in the six-month period ended September 30, 1995. The decreases were primarily attributable to lower shipments of automotive division products in the United States and Canada. The lower shipments reflect a weakness in orders from the retail sector for the entire automotive appearance industry, due partially to unfavorable weather conditions. In addition, a number of key retailers continued to reduce inventory levels in response to the soft consumer sales, which had a further adverse impact on the Company's shipments. Partially offsetting the lower automotive revenues were significantly higher shipments in the Company's home care division due to the launch of three new products in February 1995: Armor All(R) Vinyl Siding Wash, Armor All(R) Deck Protector Waterproofing Sealer and Armor All(R) WaterProofing Sealer. International revenues were relatively unchanged from the prior year, as lower revenues from Mexico, resulting from the economic effects of the peso devaluation, offset higher revenues from most other regions.

     Cost of sales as a percentage of revenues was 45.8% and 42.1% in the quarters ended September 30, 1995 and 1994, respectively, and 47.4% and 42.3% in the respective six-month periods. The higher cost percentages in the current year were due to a number of factors, including higher costs of a new formula for Armor All(R) Protectant, increased raw material costs and higher carrying costs associated with higher inventory levels.

     Selling, general and administrative expense as a percentage of revenues was 42.1% and 38.7% in the quarters ended September 30, 1995 and 1994, respectively, and 40.3% and 37.9% in the respective six-month periods. These percentage increases were mainly due to the absorption over lower revenues of the fixed marketing and promotional costs related to the Company's strategy of building automotive market share and launching new products. Another factor was the greater mix of home care shipments, which had higher promotional expenses associated with the launch of the aforementioned three new products.


Financial Resources and Liquidity
---------------------------------

     The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $27.2 million and $27.9 million in the six-month periods ended September 30, 1995 and 1994, respectively, as accounts receivable were reduced from March 31 levels. The cash inflow from operations in 1996 was relatively unchanged from fiscal 1995, despite the lower net income, largely as a result of higher collections of accounts receivable due to a higher accounts receivable balance at the beginning of the current year than at the beginning of the prior year. This factor was partially offset by higher payments in the current year for media advertising and certain payables and accrued liabilities.

     At September 30, 1995, the Company had a total cash balance of $41.7 million, including $37.9 million invested in the McKesson cash management program (see Note 2), and no outstanding debt. As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)   Exhibits

                (27)   Financial Data Schedule


          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                        S I G N A T U R E
                        =================




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ARMOR ALL PRODUCTS CORPORATION
                                   (Registrant)


Dated:  November 14, 1995          By/s/Michael G. McCafferty
                                   ------------------------------
                                   Michael G. McCafferty
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)

                        INDEX TO EXHIBITS



Exhibit
Number
-------

 (27)      Financial Data Schedule