Form 10-Q
period 1995-12-31
ARMOR ALL PRODUCTS CORP
filed 1996-02-13
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1995

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  ------------

Commission file number 0-14946
                       -------

                 ARMOR ALL PRODUCTS CORPORATION
------------------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)

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
                         Yes  X    No
                            -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at December 31, 1995
-----------------------------     --------------------------------
Common stock, $0.01 par value             21,300,215 shares

                        TABLE OF CONTENTS



                 PART I.  FINANCIAL INFORMATION
                 ==============================



                                                            Pages
                                                            -----

Consolidated Balance Sheets
  December 31, 1995 and March 31, 1995                        3

Consolidated Statements of Income
  Three and Nine months ended December 31, 1995 and 1994      4

Consolidated Statements of Cash Flows
  Nine months ended December 31, 1995 and 1994                5

Financial Notes                                             6 - 7

Financial Review                                              8





                   PART II.  OTHER INFORMATION
                   ===========================

Item
----

  6       Exhibits and Reports on Form 8-K                   10

                PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                           December 31,  March 31,
                                               1995        1995
                                              ------      ------
                                                (in thousands)
ASSETS
------
Current Assets
  Cash and cash equivalents                  $ 38,545    $ 22,249
  Accounts receivable                          34,532      84,865
  Inventories                                  14,637      12,695
  Deferred taxes                                  790         956
  Prepaid expenses                              8,418         801
                                              -------     -------
     Total current assets                      96,922     121,566
Property                                        8,854       9,373
Goodwill                                       25,676      26,522
Patents and Trademarks                         14,514      15,389
                                              -------     -------
     Total assets                            $145,966    $172,850
                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                          $   7,591    $ 17,385
  Payable to McKesson                           1,058       2,595
  Accrued selling expenses                      2,263       8,590
  Accrued compensation                          1,315       2,513
  Dividends payable                             3,408       3,404
  Taxes payable and other liabilities           2,776       8,897
                                              -------     -------
     Total current liabilities                 18,411      43,384
                                              -------     -------
Deferred Income Taxes                             582         481
                                              -------     -------
Stockholders' Equity
  Common stock                                    213         213
  Other capital                                61,533      61,157
  Unearned compensation - restricted stock     (1,281)       (980)
  Retained earnings                            67,136      69,338
  Cumulative translation adjustment              (628)       (743)
                                              -------     -------
     Total stockholders' equity               126,973     128,985
                                              -------     -------
     Total liabilities and
       stockholders' equity                  $145,966    $172,850
                                              =======     =======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)


                              Three Months Ended Nine Months Ended
                                  December 31,      December 31,
                                ---------------   ---------------
                                 1995     1994     1995     1994
                                ------   ------   ------   ------
                           (in thousands except per share amounts)

REVENUES                       $34,637  $39,244 $124,633 $136,947
                                ------   ------  -------  -------
COSTS AND EXPENSES              15,622   17,100   58,241   58,427
  Selling, general
   and administrative           15,718   15,133   51,962   52,164
  Amortization of intangibles      614      606    1,841    1,852
                                ------   ------  -------  -------
     Total costs and expenses   31,954   32,839  112,044  112,443
                                ------   ------  -------  -------

OPERATING INCOME                 2,683    6,405   12,589   24,504

INTEREST INCOME                    510      576    1,232    1,357
                                ------   ------  -------  -------
INCOME BEFORE INCOME TAXES       3,193    6,981   13,821   25,861

INCOME TAXES                     1,341    2,981    5,805   11,043
                                ------   ------   ------   ------
NET INCOME                     $ 1,852  $ 4,000  $ 8,016  $14,818
                                ======   ======   ======   ======

EARNINGS PER COMMON SHARE         $.09     $.19     $.38     $.70
                                   ===      ===      ===      ===

DIVIDENDS PER COMMON SHARE        $.16     $.16     $.48     $.48
                                   ===      ===      ===      ===

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING      21,299   21,222   21,288   21,195

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                Nine Months Ended
                                                   December 31,
                                                 ----------------
                                                  1995      1994
                                                 ------    ------
                                                  (in thousands)
Operating Activities
  Net income                                    $ 8,016   $14,818
  Adjustments to reconcile net income to
  net cash provided by operating activities
     Depreciation and amortization                2,950     2,794
     Deferred income taxes                          267       225
     Other                                         (301)      276
                                                 ------    ------
          Total                                  10,932    18,113
                                                 ------    ------
     Effect of changes in
       Accounts receivable                       50,333    31,715
       Inventories                               (1,942)   (5,366)
       Prepaid expenses                          (7,617)   (5,557)
       Accounts payable                          (9,794)   (2,545)
       Accrued selling expenses                  (6,327)   (4,301)
       Accrued compensation                      (1,198)     (201)
       Taxes payable and other liabilities       (6,121)   (3,017)
                                                 ------    ------
          Total                                  17,334    10,728
                                                 ------    ------
          Net cash provided by
           operating activities                  28,266    28,841
                                                 ------    ------
Investing Activities
  Capital expenditures                             (590)   (1,083)
  Other                                              (5)      (81)
                                                 ------    ------
          Net cash used by
           investing activities                    (595)   (1,164)
                                                 ------    ------
Financing Activities
  Payable to McKesson                            (1,537)     (516)
  Issuance of common stock                          376     1,136
  Dividends paid                                (10,214)  (10,165)
                                                 ------    ------
          Net cash used by
           financing activities                 (11,375)   (9,545)
                                                 ------    ------
Net increase in cash
 and cash equivalents                            16,296    18,132

Cash and cash equivalents
 at beginning of period                          22,249    26,251
                                                 ------    ------
Cash and cash equivalents at end of period      $38,545   $44,383
                                                 ======    ======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES

1.   BASIS OF PRESENTATION
--------------------------
     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products
Corporation and its subsidiaries (the "Company").   In the opinion
of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1995 and the results of its operations and its cash flows for the nine months ended December 31, 1995 and 1994. Such adjustments were of a normal recurring nature.

     The results of operations for the nine months ended December 31, 1995 and 1994 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1995. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.

2.   CASH MANAGEMENT
--------------------
     Pursuant to an agreement with McKesson Corporation ("McKesson"), the Company's U.S. operations participate daily in a cash management program administered by McKesson. Under this arrangement, the Company invests any excess cash in the cash management program and has unrestricted access to such invested cash to fund its operating disbursements. If the Company needs additional cash above the amount invested, such cash requirements are met through borrowings from McKesson. All amounts invested in the cash management program with McKesson are deposited in a separate bank account in the Company's name, which is used for cash management program transactions.

     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $33,728,000 at 5.7% on December 31, 1995 and $18,182,000 at 6.0% on March 31, 1995.

3.   INVENTORIES
----------------
     Inventories are comprised of the following:

                                         December 31, March 31,
                                            1995        1995
                                           ------      ------
          Finished Goods                  $12,398     $10,338
          Raw Materials                     2,239       2,357
                                           ------      ------
               Total                      $14,637     $12,695
                                           ======      ======

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES

4.   PREPAID EXPENSES
---------------------
     Prepaid expenses at December 31, 1995 includes approximately $7,950,000 of payments related to fiscal year 1996 media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume. In addition, prepaid expenses at December 31, 1995 includes approximately $1,500,000 of media advertising purchased on a forward buying basis for airing in early fiscal year 1997.


5.   INTEREST INCOME
--------------------
     Interest income is comprised of the following:

                                  Three Months   Nine Months
                                     Ended          Ended
                                  December 31,   December 31,
                                  ------------   ------------
                                   1995  1994    1995    1994
                                   ----  ----    ----    ----
                                        (in thousands)

     Interest income - McKesson    $489  $526   $1,142  $1,232
     Interest income - other         21    50       90     125
                                    ---   ---    -----   -----
     Interest income               $510  $576   $1,232  $1,357
                                    ===   ===    =====   =====

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW


Results of Operations
---------------------
     Revenues decreased $4.6 million or 11.7% in the third quarter and decreased $12.3 million or 9.0% in the nine months ended December 31, 1995. The decreases were primarily attributable to lower shipments of automotive division products in the United States and Canada. A weakness in consumer purchasing activity affecting the automotive appearance industry has resulted in lower reorder levels from retailers; management expects that this trend will continue into the Company's fourth fiscal quarter. In addition, the prior year's third quarter automotive revenues were higher than historical levels because of heavy shipping of promotional merchandise in support of a strategic marketing program to increase the market share of Armor All(R) Protectant. This year, promotional merchandise is being shipped later in order to meet just-in-time inventory objectives of retailers, contributing to an adverse comparison with prior year sales. Initial shipments in December 1995 of two new automotive products -- Armor All(R) Armor Plate(R) Paint Protectant and Armor All(R) FlashBlack(TM) Tire Shine -- made a small contribution to the current year's third quarter revenues. Home care division revenues were higher than the prior year third quarter and nine-month period due to the launch in February 1995 of Armor All(R) Vinyl Siding Wash, Armor All Deck Protector Waterproofing Sealer and Armor All WaterProofing Sealer, and the launch in December 1995 of Armor All(R) Painted Wood Wash. International revenues increased in the quarter and nine month period as higher revenues in most geographic regions more than offset the lower revenues in Mexico resulting from the economic effects of the peso devaluation.

     Cost of sales as a percentage of revenues was 45.1% and 43.6% in the quarters ended December 31, 1995 and 1994, respectively, and 46.7% and 42.7% in the respective nine month period. The higher cost percentages in the current year were due to a number of factors, including increased carrying costs associated with higher inventory levels, increased raw material costs, and higher costs of a new formula for Armor All(R) Protectant. The decrease in the cost percentage during the current year's third quarter, in comparison with the first six months of the fiscal year, was primarily attributable to an approximate 5% selling price increase on certain automotive products effective on November 1, 1995.

     Selling, general and administrative expense as a percentage of revenues was 45.4% and 38.6% in the quarters ended December 31, 1995 and 1994, respectively, and 41.7% and 38.1% in the respective nine month period. These percentage increases were mainly due to the absorption over lower revenues of the fixed marketing and promotional costs related to the Company's strategy of building automotive market share and launching new products. Another factor was the greater mix of home care shipments, which had higher promotional expenses associated with the launch of the aforementioned new products.

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW

Financial Resources and Liquidity
---------------------------------
     The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $28.3 million and $28.8 million in the nine months ended December 31, 1995 and 1994, respectively, as accounts receivable were reduced from March 31 levels. The cash inflow from operations in fiscal 1996 was relatively unchanged from fiscal 1995, despite the lower net income, largely as a result of higher collections of accounts receivable due to a higher accounts receivable balance at the beginning of the current year than at the beginning of the prior year. This factor was partially offset by higher payments in the current year for media advertising and certain payables and accrued liabilities.

     At December 31, 1995, the Company had a total cash balance of $38.5 million, including $33.7 million invested in the McKesson cash management program (see Note 2), and no outstanding debt. As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.

                   PART II.  OTHER INFORMATION
                   ===========================





Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


          (a)  Exhibits

               (27) Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                        S I G N A T U R E
                        =================




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)


Date:  February 13, 1996      By /s/Michael G. McCafferty
                              ---------------------------
                              Michael G. McCafferty
                              Executive Vice President
                                and Chief Financial Officer
                              (Principal Financial
                                and Accounting Officer)

                        INDEX TO EXHIBITS
                        =================





Exhibit
Number
-------


  27           Financial Data Schedule