Form 10-K
period 1996-03-31
ARMOR ALL PRODUCTS CORP
filed 1996-06-19
CIK 797975

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 1996        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from to                       to
                                 -----------------------  ----------------------

                    Commission file number      0-14946
                                             -----------------

                         ARMOR ALL PRODUCTS CORPORATION
      -------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

            DELAWARE                                    33-0178217
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

   6 Liberty, Aliso Viejo, California                                   92656
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (714) 362-0600
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

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

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 3, 1996: $149,176,759

Number of shares of common stock outstanding at June 3, 1996:  21,331,222

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 are incorporated by reference into Parts II and IV of this report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 1996 are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


                                    PART I
                                    ------


Item                                                                   Pages
- ----                                                                   -----

1.    Business.............................................................1

2.    Properties...........................................................5

3.    Legal Proceedings....................................................5

4.    Submission of Matters to a Vote of Security Holders..................5

      Executive Officers of the Registrant.................................6

                                    PART II
                                    -------

5.    Market for the Registrant's Common Stock and
       Related Stockholder Matters.........................................7

6.    Selected Financial Data..............................................7

7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................7

8.    Financial Statements and Supplementary Data..........................7

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................7

                                    PART III
                                    --------

 10.    Directors and Executive Officers of the Registrant.................8

 11.    Executive Compensation.............................................8

 12.    Security Ownership of Certain Beneficial Owners and Management.....8

 13.    Certain Relationships and Related Transactions.....................8


                                    PART IV
                                    -------


 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...9

        Signatures........................................................10

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


Products

          The Company develops and markets a broad line of automotive appearance chemicals under four brand names: Armor All/(R)/, Rain Dance/(R)/, Rally/(R)/ and No. 7/(R)/. The Company also markets home care products under the Armor All/(R)/ and E-Z Deck Wash/ (R)/ brand names.

Automotive Brands

          The Company develops and markets protectants, washes and other cleaning aids under the Armor All/(R)/ name.

          The Company's principal product, Armor All/(R)/ Protectant, is designed to protect and beautify natural and synthetic polymer materials and is primarily used on automobile surfaces made of rubber, vinyl and plastic, such as dashboards, vinyl tops, door panels, tire sidewalls and rubber bumpers. Armor All/(R)/Protectant Low-Gloss Natural Finish is a low-gloss version of Armor All Protectant designed to minimize dashboard glare for consumers who prefer a less shiny appearance. Sales of Armor All Protectant, including the low-gloss version, accounted for 54% and 59% of the Company's revenues in fiscal 1996 and 1995, respectively.

          Armor All/(R)/ Tire Foam/(R)/ Protectant is designed to clean, shine and protect tire sidewalls without wiping. Armor All/(R)/ FlashBlack/TM /Tire Shine, introduced in December 1995, also has a no-wipe formula and is designed to give tires a wet-look luster. Armor All/(R)/ QuickSilver/TM/ Wheel Cleaner is a spray-on wheel cleaner designed for use on wheels, wheel covers and hubcaps. Armor All/(R)/ Leather Care Protectant is designed primarily to clean and protect leather upholstery.

          Armor All/(R)/ Armor Plate/(R)/ Paint Protectant, introduced in December 1995, is a spray-on, wipe-off product designed to protect and shine the painted surfaces of cars. Armor All/(R)/ Spot & Wash/TM/ Concentrate is a car wash product designed to remove bugs, tar residue and tree sap from car finishes. The Company also markets another car wash liquid concentrate and a multi-purpose cleaner under the Armor All name. Armor All/(R)/ Express Wash/TM/, introduced in certain International markets in March 1996, is a waterless car wash designed for consumers who live in areas with legal restrictions or other conditions which prevent them from using water to wash their cars.

   The Company markets polishes, paste and liquid waxes, and car wash products under the Rain Dance brand and paste and liquid waxes under the Rally brand. Under the No. 7 brand, the Company markets a variety of polishing and rubbing compounds and other cleaning aids.

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

   In January 1996, the Company introduced Armor All/(R)/ Painted Wood Wash, designed for cleaning painted wood siding and trim. Also in January 1996, the Company introduced a line of Armor All/(R)/ Pressure Washing formulas in three versions: a deck wash, a siding wash and a car wash.

Geographic Markets

   The Company's products are sold predominantly in the United States and Canada, with additional sales occurring in approximately 70 other countries. In fiscal 1996, 87% of sales were in the United States, 4% in Canada and 9% in other foreign countries, principally Australia, Germany, Japan, Mexico and the United Kingdom. The Company does not have large fixed capital investments in its foreign operations. Foreign currency exchange fluctuations have not had a significant impact on the Company's operating results.

Sales and Marketing

   In the United States and Canadian automotive appearance market, a sales force of 12 employees accounted directly for over 50% of the Company's revenues in fiscal 1996. In addition, the Company's sales force oversees 19 independent manufacturers' representative organizations that also market the Company's products. Primary customers include mass merchandise retailers, auto supply stores, warehouse clubs, hardware stores and other retail outlets. The Company believes that its automotive appearance products are sold at over 100,000 retail outlets.

   In the United States and Canadian home care market, a sales force of 6 employees oversees 19 manufacturers' representative organizations that market the Company's products. Primary customers include home centers, do-it-yourself warehouses, mass merchandise retailers and hardware stores.

   The Company's largest customers represent a significant percentage of its revenues. Sales to the Company's 20 largest customers accounted for 64%, 61% and 65% of the Company's consolidated revenues in fiscal 1996, 1995 and 1994, respectively. Sales to the Company's two largest customers, Wal-Mart Stores, Inc. (and its affiliates) and Kmart Corporation (and its affiliates), accounted for the following respective percentages of the Company's revenues: 20% and 10% in fiscal 1996; 17% and 8% in fiscal 1995; and 17% and 8% in fiscal 1994.

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

   The Company provides national advertising and promotional support and retail merchandising management assistance, including product information and sales training. The Company's promotional activities target both trade accounts and
retail consumers.   Over the past four years, the Company has increased the
proportion of marketing funds
which are offered to trade customers as fixed sums in return for specific promotional activities, as opposed to more general cooperative advertising arrangements. From time to time, the Company uses various retail sales incentive devices, such as coupons, rebates, "Bonus Packs" (e.g., 10 ounces for the price of 8), merchandise with attached free samples, and other special offers to stimulate retail sales.

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


Manufacturing and Packaging

   The Company's products are manufactured in four principal locations in the United States, one location in Canada and one location in Australia. Protectants are manufactured at four of these locations, aerosol products at one location, waxes at one location and home care products at one location.

   The Company's products are manufactured by contract packagers. Management believes that the existing packagers can accommodate the Company's production needs for the foreseeable future. The Company's relationships with its three most important packagers have lasted for 8, 11 and 23 years. Subject to contractual arrangements, the Company periodically re-evaluates its selection of packagers and believes that other acceptable packagers are readily available.

   Products which comprise a majority of the Company's sales volume are manufactured and distributed under full-service packaging agreements. In general, the Company's full-service packagers are responsible for purchasing product ingredients and approved component packaging materials. The Company negotiates the raw material supply arrangements on behalf of its packagers. The packagers blend, package and warehouse the finished product. With certain exceptions, the full-service packagers own all the raw materials and finished products in their possession and transfer title to the Company just prior to shipment to the Company's customers. In the case of Armor All Protectant and Armor All Tire Foam Protectant, the Company premixes a concentrate which it sells to the packagers.

   For most of its other products, the Company purchases finished goods from the contract packagers and warehouses them until shipment to a customer.

   During the past two years, the Company has reduced the percentage of its volume which is manufactured under full-service arrangements. This reduction resulted primarily from (a) the addition of several new products which must be manufactured by packagers other than those which serve as distribution centers and (b) a change in certain packaging and distribution sites to achieve production and operational efficiencies. As a result, the Company owns a greater percentage of finished goods inventories than in prior years. The Company expects to maintain a mix of full-service and other packaging arrangements in the future based on consideration of production and transportation costs, unique manufacturing requirements and other factors.

   The Company has alternative sources for the ingredients used in, and packaging components for, all of its products. The Company has contracts with certain suppliers to provide a continued supply of the primary chemical ingredients and packaging components used in producing its products.

Trademarks and Patents

   The Company's principal trademarks are:

   . Armor All/(R)/
   . Symbol of a male Viking figure/(R)/
   . Armor Plate/(R)/
   . Rain Dance/(R)/
   . Rally/(R)/
   . No. 7/(R)/
   . Tire Foam/(R)/
   . Flashblack/TM/
   . Quicksilver/TM/
   . Spot & Wash/(R)/
   . Express Wash /TM/
   . Wax Pax/TM/
   . E-Z Deck Wash/(R)/
   . E-Z D/(R)/

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

   The Company owns a patent on Armor All Armor Plate Paint Protectant, Rain Dance Wax and Armor All Spot & Wash Concentrate, and has applied for patents on Armor All QuickSilver Wheel Cleaner and Armor All Vinyl Siding Wash. The Company also owns a patent on an E-Z Deck Wash product and has other domestic and foreign E-Z Deck Wash patents pending. In addition, the Company has the exclusive right to use a supplier's patented formula to produce Armor All Deck Protector. Management believes that the Company's trademarks are more important assets than its patents and that the termination or invalidity of its patents would not have a material adverse effect on the Company.



Competition

   In the domestic protectant market, the Company has two principal competitors, STP/(R)/ Son-of-a-Gun/(R)/ Protectant and Turtle Wax/(R)/ Formula 2001/(R)/ Protectant. Armor All Tire Foam Protectant has four principal competitors and Armor All QuickSilver Wheel Cleaner has three principal competitors. Armor All brand cleaner competes against many specialty automotive cleaner products.
Armor All brand wash products and all of the Rain Dance and Rally brand products compete with numerous wash, wax and polish products in the automotive aftermarket. The No. 7 brand products compete with many wash and specialty cleaning products. Competition in international markets varies by country.

   In the domestic home care products market, the E-Z Deck Wash brand product has two principal competitors, Thompson's/(R)/ Deck Wash and Olympic/(R)/ Deck Cleaner and several secondary competitors. Armor All Deck Protector and WaterProofing Sealer each primarily compete against products marketed under the Thompson's, Olympic and Behr brand names. Armor All Vinyl Siding Wash and Armor All Painted Wood Wash primarily compete against multi-surface products marketed under the Thompson's and Olympic brand names. The Armor All Power Washing Formulas compete against products marketed by the manufacturers of power washer machines; Coleman and Karcher are the principal brand names.

Employees

   At March 31, 1996, the Company employed 149 persons. None are represented by unions. The Company believes its employee relations are good.



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

          The Company conducts its principal home care marketing, sales and research and development activities at two leased facilities in South Carolina which aggregate approximately 14,000 square feet.

          The Company believes that the aforementioned properties will be sufficient to meet its needs for the next several years.



ITEM 3. LEGAL PROCEEDINGS

          In addition to commitments and obligations which arise in the ordinary course of business, the Company is subject to various claims, investigations, proceedings and legal actions from time to time involving contracts, competitive practices, advertising claims, trademark rights, product liability claims, tax assessments, employment claims and other matters arising out of the conduct of the Company's business. Management believes that, based on current knowledge, the outcome of any such pending matters will not have a material adverse effect on the Company's financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1996.

Executive Officers of the Registrant

          The following table sets forth information concerning the executive officers of the Registrant as of June 3, 1996.

          There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are elected annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.



Name                   Age      Position with Registrant and Business Experience
- --------------------------------------------------------------------------------

David E. McDowell       53      Chairman of the Board since April 1992. Senior
                                Adviser to McKesson Corporation since May 1996;
                                formerly President, Chief Operating Officer and a Director of McKesson from January 1992 until May 1996. Vice President and General Manager,
                                Quality and Chief Information Officer of
                                International Business Machines Corporation
                                (IBM) from November 1990 until January 1992;
                                President of IBM's National Service Division from July 1987 until November 1990.


Kenneth M. Evans        54      President and Chief Executive Officer and a
                                Director since April 1991. Service with the
                                Company - 5 years.


Michael G. McCafferty   57      Executive Vice President and Chief Financial
                                Officer since September 1995; Executive Vice
                                President and Chief Financial Officer of Mattel,
                                Inc. from 1993 to 1995; Senior Vice President and Treasurer of Mattel, Inc. from 1985 to 1993.
                                Service with the Company - 9 months.


Michael A. Caron        45      Senior Vice President since October 1991;
                                President of Armor All International, a division of the Company, since August 1993; Senior Vice
                                President-Marketing from October 1991 to August
                                1993 and Senior Vice President,
                                Marketing/International Operations from April
                                1989 to October 1991. Service with the Company -
                                11 years.

Gayle F. Metzler        42      Vice President, Human Resources since 1992; Vice
                                President, Personnel and Administration from
                                1988 to 1992. Service with the Company - 18 years.


Donald N. Weinberger    60      Vice President, Operations from 1989 to 1996.
                                Service with the Company - 7 years.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a)   Market Information

      The Company's Common Stock, par value of $0.01 per share, is traded in the over-the-counter market under the symbol ARMR. The high and low closing prices reported by the NASDAQ National Market System appear in financial note 13, "Quarterly Financial Information" (unaudited) on page 23 of the 1996 Annual Report to Stockholders, which information is incorporated by reference.

(b)   Holders

      The approximate number of record holders of the Company's common stock as of May 15, 1996 was 300. The estimated number of beneficial holders was 2,800.

(c)   Dividends

      Dividend information is included in financial note 13, "Quarterly Financial Information" (unaudited) on page 23 of the 1996 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 6.  SELECTED FINANCIAL DATA

      Selected financial data appears on page 1 of the 1996 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations appears in the section entitled "Financial Review" on pages 12 to 14 of the 1996 Annual Report to Stockholders, which information is incorporated by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements appear on pages 15 to 23 of the 1996 Annual Report to Stockholders, which financial statements are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors of the Company is incorporated by
reference from the Registrant's 1996 Proxy Statement.   Certain information
relating to Executive Officers of the Company appears on page 6 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated by reference from the Registrant's 1996 Proxy Statement.



ITEM 11.  EXECUTIVE COMPENSATION

      Information with respect to this item is incorporated by reference from the Registrant's 1996 Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to this item is incorporated by reference from the Registrant's 1996 Proxy Statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to certain transactions with McKesson and management is incorporated by reference from the Registrant's 1996 Proxy Statement.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

     The following consolidated financial statements of the Company, other financial information and independent auditors' report are contained in the 1996 Annual Report to Stockholders and are incorporated by reference.

                                                                      Annual Report
                                                                          Page
                                                                       -----------
   Consolidated Financial  Statements
          Consolidated Balance Sheets at March 31, 1996 and 1995              15
          Consolidated Statements of Income for the years
              ended March 31, 1996, 1995 and 1994                             16
          Consolidated Statements of Stockholders' Equity for the
              years ended March 31, 1996, 1995 and 1994                       17
          Consolidated Statements of Cash Flows for the years
              ended March 31, 1996, 1995 and 1994                             18
      Notes to Consolidated Financial Statements                              19
      Independent Auditors' Report                                            24
      The following are included herein:                                10-K Page
                                                                       -----------
          Independent Auditors' Report                                        11
          Consolidated Supplementary Financial Schedules for the years ended March 31, 1996, 1995 and 1994
              II.  Valuation and Qualifying Accounts and Reserves             12

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

   See Exhibit Index on pages 13 and 14.

   The following exhibits listed on the Exhibit Index are included herein:

   (10)J Armor All Products Corporation 1988 Restricted Stock Plan as amended through November 16, 1995.

   (10)R Settlement Agreement and Mutual General Release dated April 1, 1996 between the Company and its former Senior Vice President Consumer Products.

   (10)S Armor All Products Corporation Incentive Plan for Business Managers - Fiscal 1997 adopted on March 19, 1996.

   (13) Portions of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996.

   (21)   Subsidiaries of the Registrant.

   (23)   Independent Auditors' Consent.

   (27)   Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARMOR ALL PRODUCTS CORPORATION
Dated:   May 21, 1996
         ------------



                                        By /s/Kenneth M. Evans
                                          -----------------------------
                                           Kenneth M. Evans
                                           President and Chief Executive Officer




                                        By  /s/Michael G. McCafferty
                                          -----------------------------
                                           Michael G. McCafferty
                                           Executive Vice President and
                                           Chief Financial Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 21, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



 /s/William A. Armstrong                /s/David E. McDowell
- -----------------------------           -----------------------------
William A. Armstrong, Director          David E. McDowell,
                                        Chairman of the Board and Director



 /s/Jon S. Cartwright                   /s/Karen Gordon Mills
- -----------------------------           -----------------------------
Jon S. Cartwright, Director             Karen Gordon Mills, Director




/s/Kenneth M. Evans
- -----------------------------           -----------------------------
Kenneth M. Evans, President             Alan Seelenfreund, Director
    and Chief Executive Officer
    and Director




/s/David L. Mahoney
- -----------------------------
David L. Mahoney, Director

                          INDEPENDENT AUDITORS' REPORT



 To the Board of Directors and Stockholders of Armor All Products Corporation:

 We have audited the consolidated financial statements of Armor All Products Corporation and subsidiaries as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996 and have issued our report thereon dated April 25, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial schedule of Armor All Products Corporation, listed in Item 14(a). This consolidated financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.



 /s/ Deloitte & Touche LLP

 DELOITTE & TOUCHE LLP
 Costa Mesa, California
 April 25, 1996

                                                            Schedule II



                         ARMOR ALL PRODUCTS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (in thousands)




- ----------------------------------------------------------------------------------------------------------------------------------
Column A                                  Column B                Column C                 Column D                   Column E
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                Additions                Reductions
                                                                ---------               ----------
                                        Balance at              Charged to                 Accounts                    Balance
                                        Beginning                 Revenues             Written Off,                     at End
        Description                       of Year             and Expenses        Net of Recoveries                    of Year
- ---------------------------             ----------            ------------        -----------------                    -------


Year Ended March 31, 1996
- ---------------------------

Reserves for:
   Doubtful accounts
    and cash discounts*                     $2,341                  $3,663                  $(3,306)                    $2,698



Year Ended March 31, 1995
- -------------------------

Reserves for:
    Doubtful accounts
     and cash discounts*                     2,625                   3,555                  (3,839)                      2,341


Year Ended March 31, 1994
- -------------------------

Reserves for:
    Doubtful accounts
     and cash discounts*                     1,860                   3,558                  (2,793)                      2,625


           * Included as a reduction of Accounts Receivable in the consolidated balance sheets.

                                 EXHIBIT INDEX

 Exhibit
 Number                                   Description
 -------        ----------------------------------------------------------------

   (3)A* Certificate of Incorporation of the Company. (Exhibit 3.1 to Form S-1 Registration Statement No. 33-07506).

   (3)B*        By-Laws of the Company as amended through July 22, 1994.
                (Exhibit (3)B to Form 10-K Report for the fiscal year ended March 31,1995).

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

 (10)C* Indemnity Agreement with Directors of the Company. (Exhibit 10.3 to Form S-1 Registration Statement No. 33-07506).

 (10)D* Form of Termination Agreement dated as of May 15, 1994 between the Company and certain corporate officers. (Exhibit (10)E to Form 10-K Report for the fiscal year ended March 31, 1994).

 (10)E* Form of Termination Agreement between the Company and its President and Chief Executive Officer. (Exhibit (10)F to Form 10-K Report for the fiscal year ended March 31, 1991).

 (10)F* Supply Contract for Raw Materials (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)G to Form 10-K Report for the fiscal year ended March 31, 1992).

 (10)G* Contract Packaging Agreement (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)H to Form 10-K Report for the fiscal year ended March 31, 1993).

 (10)H* Armor All Products Corporation 1986 Stock Option Plan as amended through January 21, 1993. (Exhibit (10)I to Form 10-K Report for the fiscal year ended March 31, 1993).

 (10)I* Armor All Products Corporation Deferred Compensation Administration Plan. (Exhibit (19)C to Form 10-Q Report for the quarter ended December 31, 1987).

 (10)J Armor All Products Corporation 1988 Restricted Stock Plan as amended through November 16, 1995.



 * Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

                                 EXHIBIT INDEX

 Exhibit
 Number                                   Description
 -------        ----------------------------------------------------------------

 (10)K* Armor All Products Corporation 1988 Long-Term Incentive Plan as amended through December 1, 1994. (Exhibit (10)L to Form 10-K Report for the fiscal year ended March 31, 1995).

 (10)L*         Armor All Products Corporation 1989 Short-Term Incentive Plan.
                (Exhibit (10)P to Form 10-K Report for the fiscal year ended March 31, 1989).

 (10)M* Armor All Products Corporation Supplemental Profit-Sharing Investment Plan adopted August 1, 1989. (Exhibit (10)N to Form 10-K Report for the fiscal year ended March 31, 1994).

 (10)N* Distribution Agreement between S.C. Johnson & Son, Inc. and Armor All Products Corporation dated April 1, 1991 (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)N to Form 10-K Report for the fiscal year ended March 31, 1992).

 (10)O* Letter Agreement dated November 4, 1993 amending the Distribution Agreement between S. C. Johnson & Son, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)P to Form 10-K Report for the fiscal year ended March 31, 1994) .

 (10)P* Asset Purchase and Sale Agreement dated January 26, 1994 between Agri-Products Special Markets, Inc. and the Company (portions of which are not disclosed pursuant to the Company's request for confidential treatment). (Exhibit (10)Q to Form 10-K Report for the fiscal year ended March 31, 1994).

 (10)Q* Separation Agreement dated February 13, 1995 between the Company and its former Executive Vice President and Chief Financial Officer. (Exhibit (10)R to Form 10-K Report for the fiscal year ended March 31, 1995).

 (10)R Settlement Agreement and Mutual General Release dated April 1, 1996 between the Company and its former Senior Vice President Consumer Products.

 (10)S Armor All Products Corporation Incentive Plan for Business Managers -Fiscal 1997 adopted on March 19, 1996.

 (13) Portions of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996.

 (21)           Subsidiaries of the Registrant.

 (23)           Independent Auditors' Consent.

 (27)           Financial Data Schedule.



 * Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                 ---------------------------------------------


1. Armor All Products Corporation 1986 Stock Option Plan as amended through January 21, 1993.

2.      Armor All Products Corporation Deferred Compensation Administration
        Plan.

3. Armor All Products Corporation 1988 Restricted Stock Plan as amended through November 16, 1995.

4. Armor All Products Corporation 1988 Long-Term Incentive Plan as amended through December 1, 1994.

5.      Armor All Products Corporation 1989 Short-Term Incentive Plan.

6.      Armor All Products Corporation Supplemental Profit-Sharing Investment
        Plan.

7. Form of Termination Agreement between the Company and its President and Chief Executive Officer.

8. Form of Termination Agreement between the Company and certain executive officers.

9. Separation Agreement dated February 13, 1995 between the Company and its former Executive Vice President and Chief Financial Officer.

10. Settlement Agreement and Mutual Release dated April 1, 1996 between the Company and its former Senior Vice President Consumer Products.

11. Armor All Products Corporation Incentive Plan for Business Managers - Fiscal 1997 adopted on March 19, 1996.