Form 10-Q
period 1996-06-30
ARMOR ALL PRODUCTS CORP
filed 1996-08-12
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996
                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-14946


                 ARMOR ALL PRODUCTS CORPORATION
- ------------------------------------------------------------------
      (Exact Name of Registrant as specified in its charter

           DELAWARE                               33-0178217
- -------------------------------              --------------------
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or organization)               Identification No.)

6 Liberty, Aliso Viejo, California                        92656
- ------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (714) 362-0600
- ------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at June 30, 1996
- -----------------------------     -------------------------------
Common stock, $0.01 par value            21,333,222 shares

                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                             Page
                                                             ----

Consolidated Balance Sheets
  June 30, 1996 and March 31, 1996                             3

Consolidated Statements of Income
  Three months ended June 30, 1996 and 1995                    4

Consolidated Statements of Cash Flows
  Three months ended June 30, 1996 and 1995                    5

Financial Notes                                              6 - 7

Financial Review                                               8



                   PART II.  OTHER INFORMATION
                   ===========================

Item
- ----

 4     Submission of Matters to a Vote of Security Holders     9

 6     Exhibits and Reports on Form 8-K                        9

                 PART 1.  FINANCIAL INFORMATION
                 ===============================
                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                             June 30,   March 31,
                                              1996        1996
                                            --------    --------
                                               (in thousands)
ASSETS
- ------
Current Assets
  Cash and cash equivalents                $ 47,508    $ 20,894
  Accounts receivable                        44,923      72,009
  Inventories                                 8,966      12,643
  Deferred taxes                              2,555       2,770
  Prepaid expenses                            6,953       1,462
                                            -------     -------
     Total current assets                   110,905     109,778
  Property - net                              9,106       9,414
  Goodwill                                   25,112      25,394
  Patents and Trademarks                     13,995      14,297
                                            -------     -------
     Total assets                          $159,118    $158,883
                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Accounts payable                         $ 11,483    $ 13,654
  Payable to McKesson                         1,343       2,224
  Accrued selling expenses                    9,514       9,503
  Accrued compensation                        1,847       1,495
  Income and other taxes payable              2,665         591
  Dividends payable                           3,413       3,411
  Other liabilities                           4,214       4,458
                                            -------     -------
     Total current liabilities               34,479      35,336
                                            -------     -------
Deferred Income Taxes                           570         572
                                            -------     -------
Stockholders' Equity
  Common stock                                  213         213
  Other capital                              61,925      61,739
  Unearned compensation - restricted stock   (1,190)     (1,230)
  Retained earnings                          63,747      62,871
  Cumulative translation adjustment            (626)       (618)
                                            -------     -------
     Total stockholders' equity             124,069     122,975
                                            -------     -------
     Total liabilities and
       stockholders' equity                $159,118    $158,883
                                            =======     =======

See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                       Three Months Ended June 30
                                       --------------------------
                                            1996        1995
                                          --------    --------
                                          (in thousands except
                                            per share amounts)

REVENUES                                   $ 55,308    $ 50,224
                                            -------     -------
COSTS AND EXPENSES:
  Cost of sales                              24,926      24,394
  Selling, general and administrative        22,651      19,508
  Amortization of intangibles                   617         613
                                            -------     -------
     Total costs and expenses                48,194      44,515
                                            -------     -------
OPERATING INCOME                              7,114       5,709

INTEREST INCOME                                 281         251
                                            -------     -------
INCOME BEFORE INCOME TAXES                    7,395       5,960

INCOME TAXES                                  3,106       2,503
                                            -------     -------
NET INCOME                                 $  4,289    $  3,457
                                            =======     =======

EARNINGS PER COMMON SHARE                      $.20        $.16
                                                ===         ===

DIVIDENDS PER COMMON SHARE                     $.16        $.16
                                                ===         ===

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   21,332      21,276
                                             ======      ======


See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                       Three Months Ended June 30
                                       --------------------------
                                            1996        1995
                                          --------    --------
                                              (in thousands)
Operating Activities
  Net income                               $  4,289    $  3,457
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization             1,024         980
    Deferred income taxes                       213         201
    Other                                        40          97
                                            -------     -------
      Total                                   5,566       4,735
                                            -------     -------
    Effect of changes in
      Accounts receivable                    27,086      45,793
      Inventories                             3,677      (3,467)
      Prepaid expenses                       (5,491)    (12,593)
      Accounts payable                       (2,171)     (8,381)
      Accrued selling expenses                   11      (3,607)
      Accrued compensation                      352        (959)
      Income and other taxes payable          2,074      (3,899)
      Other liabilities                        (244)       (905)
                                            -------     -------
         Total                               25,294      11,982
                                            -------     -------
         Net cash provided by
          operating activities               30,860      16,717
                                            -------     -------
Investing Activities
  Capital expenditures                          (99)       (174)
  Other                                         (41)         51
                                            -------     -------
         Net cash used by
          investing activities                 (140)       (123)
                                            -------     -------
Financing Activities
  Payable to McKesson                          (881)       (912)
  Issuance of common stock                      186         137
  Dividends paid                             (3,411)     (3,404)
                                            -------     -------
        Net cash used by
         financing activities                (4,106)     (4,179)
                                            -------     -------
Net increase in cash and cash equivalents    26,614      12,415

Cash and cash equivalents at
  beginning of period                        20,894      22,249
                                            -------     -------
Cash and cash equivalents at end of period $ 47,508    $ 34,664
                                            =======     =======
See accompanying financial notes.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the "Company"). In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1996 and the results of its operations and its cash flows for the three-month periods ended June 30, 1996 and 1995. Such adjustments were of a normal recurring nature.

     The results of operations for the three-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1996. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.


2.   CASH MANAGEMENT

     Pursuant to an agreement with McKesson Corporation ("McKesson"), which owns 55% of the company's stock, the Company's U.S. operations participate daily in a cash management program administered by McKesson. Under this arrangement, the Company invests any excess cash in the cash management program and has unrestricted access to such invested cash to fund disbursements. If the Company needs additional cash above the amount invested, such cash requirements are met through borrowings from McKesson. All amounts invested in the cash management program with McKesson are deposited in a separate bank account in the Company's name, which is used for cash management program transactions.

     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $43,698,000 at 5.4% on June 30, 1996 and $17,359,000 at 5.3% on March 31, 1996.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


3.   INVENTORIES

     Inventories are comprised of the following:

                                        June 30,   March 31,
                                          1996       1996
                                         ------     ------
                                          (in thousands)

          Finished goods                $ 8,170    $11,714
          Raw materials                     796        929
                                         ------     ------
             Total                      $ 8,966    $12,643
                                         ======     ======


4.   PREPAID EXPENSES

     Prepaid expenses at June 30, 1996 include $6,580,000 of payments related to media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume.


5.   INTEREST INCOME

     Interest income is comprised of the following:

                                      Three Months Ended June 30
                                      --------------------------
                                           1996       1995
                                          ------     ------
                                           (in thousands)

          Interest income - McKesson      $ 247      $ 208
          Interest income - other            34         43
                                           ----       ----
          Interest income                 $ 281      $ 251
                                           ====       ====

                 ARMOR ALL PRODUCTS CORPORATION
                        FINANCIAL REVIEW


Results of Operations
- ---------------------
Revenues increased $5.1 million or 10.1% in the quarter ended June 30, 1996 in comparison with the prior year's quarter. The increase was primarily attributable to higher shipments of Automotive products in the United States and Canada. The principal contributors to this increase were shipments of two new products launched in December 1995 - Armor All(R) Armor Plate(R) Paint Protectant and Armor All(R) FlashBlack Tire Shine - as well as higher shipments of the Company's flagship Armor All(R) Protectant. The automotive revenue comparison benefited from the timing of spring promotional shipments. Home Care revenues were lower primarily because the prior year's shipments included a large new customer's order to fill initial retail inventory requirements. In addition, the current quarter has been adversely affected by cautious retailer buying due to a weather-related slow start to the spring season. International revenues were higher, mainly reflecting increased shipments to Europe and Latin America.

Cost of sales as a percentage of revenues was 45.1% and 48.6% in the quarters ended June 30, 1996 and 1995, respectively. The lower cost percentage in the current year was due to several factors, including a favorable product mix, lower raw materials costs, reduced inventory carrying costs, and a selling price increase on certain Automotive products in November 1995. In addition, fixed manufacturing and distribution costs were absorbed over the higher volume.

Selling, general and administrative expense as a percentage of revenues was 41.0% and 38.8% in the quarters ended June 30, 1996 and 1995, respectively. The increase in the current quarter was primarily due to a higher rate of accrual for fixed advertising costs, which are expensed over interim periods in proportion to estimated annual sales volume. In addition, there were higher costs associated with spring Automotive promotions in the current quarter due to the timing of shipments, as discussed above.

Financial Resources and Liquidity
- ---------------------------------
The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $30.9 million and $16.7 million in the three-month periods ended June 30, 1996 and 1995, respectively, as accounts receivable were reduced from March 31 levels. The higher cash inflow in the first quarter of fiscal 1997 was primarily due to lower payments for media advertising, changes in the timing of payments for certain payables and accrued liabilities, successful inventory reduction measures, and higher net income. These factors were partially offset by lower collections of accounts receivable due to a lower accounts receivable balance at the beginning of the current fiscal year than at the beginning of the prior fiscal year.

As long as the Company continues to participate in the McKesson cash management program, McKesson will make available to the Company the amount of cash necessary to provide the Company with sufficient funds to meet its needs, as defined in its annual capital and operating plans.

                   PART II.  OTHER INFORMATION
                   ===========================


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company's Annual Meeting of Stockholders was held on July 26, 1996. The Board of Directors' nominees for director as listed in the proxy statement were each elected to serve for a one-year term by the following vote:

                                     Votes For     Votes Withheld
                                     ----------    --------------
       William A. Armstrong          19,828,620        40,681
       Jon S. Cartwright             19,832,569        36,732
       Kenneth M. Evans              19,830,436        38,865
       David L. Mahoney              19,828,245        41,056
       David E. McDowell             19,827,380        41,921
       Karen Gordon Mills            19,832,646        36,655
       Alan Seelenfreund             19,627,401       241,900


          The proposal to amend the Company's 1986 stock Option Plan to increase the number of shares authorized for the grant of stock options under the Plan by 800,000 shares to a total of 2,100,000 shares, and to extend the duration of the Plan until such time as it is terminated by action of the Board of Directors, was approved by the following vote: 19,350,465 votes for; 477,342 votes against; 23,097 votes abstaining; and 18,397 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits

              10(A) Armor All Products Corporation 1988 Restricted
                    Stock Plan, as amended through July 26, 1996.

              10(B) Armor All Products Corporation 1986 Stock
                    Option Plan, as amended through July 26, 1996.

              27    Financial Data Schedule

         (b)  Reports

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                        S I G N A T U R E
                        =================



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)



Dated: August 12, 1996        By /s/Michael G. McCafferty
                                 -----------------------------
                                 Michael G. McCafferty
                                 Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial
                                  and Accounting Officer)

                          EXHIBIT INDEX
                          =============



Exhibit
Number                         Description
- -------        ----------------------------------------------

10(A)          Armor All Products Corporation 1988 Restricted
               Stock Plan, as amended through July 26, 1996

10(B)          Armor All Products Corporation 1986 Stock Option
               Plan, as amended through July 26, 1996

27             Financial Data Schedule