Form 10-Q
period 1996-09-30
ARMOR ALL PRODUCTS CORP
filed 1996-11-14
CIK 797975

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES  EXCHANGE ACT OF 1934

For quarter ended September 30, 1996

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-14946

                 ARMOR ALL PRODUCTS CORPORATION
----------------------------------------------------------------
     (Exact Name of Registrant as specified  in its charter)

          DELAWARE                                33-0178217
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification No.)

6 Liberty, Aliso Viejo, California                      92656
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                         (714) 362-0600
----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at September 30, 1996
-----------------------------  ---------------------------------
Common Stock, $0.01 par value           21,364,822 shares



                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                           Pages
                                                           -----

Consolidated Balance Sheets
  September 30, 1996 and March 31, 1996                      3

Consolidated Statements of Income
  Three and six months ended September 30, 1996 and 1995     4

Consolidated Statements of Cash Flows
  Six months ended September 30, 1996 and 1995               5

Financial Notes                                            6 - 7

Financial Review                                           8 - 9



                   PART II.  OTHER INFORMATION
                   ===========================


Item
----

  6       Exhibits and Reports on Form 8-K                    10

          Exhibit Index                                       12


















                 PART 1.  FINANCIAL INFORMATION
                 ==============================

                 ARMOR ALL PRODUCTS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                                          September 30, March 31,
                                               1996       1996
                                             --------   --------
                                                (in thousands)
ASSETS
------
Current Assets
  Cash and cash equivalents                  $ 54,915   $ 20,894
  Accounts receivable                          30,625     72,009
  Inventories                                   7,161     12,643
  Deferred taxes                                2,252      2,770
  Prepaid expenses                              8,000      1,462
                                              -------    -------
     Total current assets                     102,953    109,778
Property - net                                  8,799      9,414
Goodwill                                       24,830     25,394
Patents and Trademarks                         13,665     14,297
                                              -------    -------
     Total assets                            $150,247   $158,883
                                              =======    =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable                           $  8,278   $ 13,654
  Payable to McKesson                             978      2,224
  Accrued selling expenses                      7,079      9,503
  Accrued compensation                          2,031      1,495
  Dividends payable                             3,418      3,411
  Other liabilities                             3,487      5,049
                                              -------    -------
     Total current liabilities                 25,271     35,336
                                              -------    -------
Deferred Income Taxes                             535        572
                                              -------    -------
Stockholders' Equity
  Common stock                                    214        213
  Other capital                                62,341     61,739
  Unearned compensation - restricted stock     (1,163)    (1,230)
  Retained earnings                            63,673     62,871
  Cumulative translation adjustment              (624)      (618)
                                              -------    -------
     Total stockholders' equity               124,441    122,975
                                              -------    -------
     Total liabilities and
       stockholders' equity                  $150,247   $158,883
                                              =======    =======
See accompanying financial notes.

                               -3-


                 ARMOR ALL PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)


                              Three Months Ended Six Months Ended
                                 September 30,    September 30,
                               ---------------   ---------------
                                1996     1995     1996     1995
                               ------   ------   ------   ------
                          (in thousands except per share amounts)

REVENUES                      $37,393  $39,772  $92,701  $89,996
                               ------   ------   ------   ------
COSTS AND EXPENSES
Cost of sales                  17,105   18,225   42,031   42,619
Selling, general
 and administrative            14,543   16,736   37,194   36,244
Amortization of intangibles       618      614    1,235    1,227
                               ------   ------   ------   ------
     Total costs and expenses  32,266   35,575   80,460   80,090
                               ------   ------   ------   ------

OPERATING INCOME                5,127    4,197   12,241    9,906
Interest Income                   638      471      919      722
                               ------   ------   ------   ------
INCOME BEFORE INCOME TAXES      5,765    4,668   13,160   10,628
Income Taxes                    2,421    1,961    5,527    4,464
                               ------   ------   ------   ------
NET INCOME                    $ 3,344  $ 2,707  $ 7,633  $ 6,164
                               ======   ======   ======   ======

EARNINGS PER COMMON SHARE        $.16     $.13     $.36     $.29
DIVIDENDS PER COMMON SHARE       $.16     $.16     $.32     $.32

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING      21,354   21,290   21,343   21,283


See accompanying financial notes.











                               -4-


                 ARMOR ALL PRODUCTS CORPORATION
             CONSOLIDATED STATEMENTS OF CASH  FLOWS
                           (unaudited)
                                              Six Months Ended
                                                September 30,
                                             -------------------
                                               1996       1996
                                             --------   --------
                                                (in thousands)
Operating Activities
  Net income                                   $ 7,633   $ 6,164
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                2,048     1,968
    Deferred income taxes                          481       247
    Other                                           67      (325)
                                                ------    ------
          Total                                 10,229     8,054
                                                ------    ------
    Effect of changes in
      Accounts receivable                       41,384    54,839
      Inventories                                5,482      (951)
      Prepaid expenses                          (6,538)   (9,728)
      Accounts payable                          (5,376)  (11,129)
      Accrued selling expenses                  (2,424)   (5,926)
      Accrued compensation                         536    (1,125)
      Income and other taxes payable              (591)   (5,429)
      Other liabilities                           (971)   (1,368)
                                                ------    ------
          Total                                 31,502    19,183
                                                ------    ------
      Net cash provided by operating activities 41,731    27,237
                                                ------    ------
Investing Activities
  Capital expenditures                            (198)     (337)
  Other                                            (44)      119
                                                ------    ------
      Net cash used by investing activities       (242)     (218)
                                                ------    ------
Financing Activities
  Payable to McKesson                           (1,246)   (1,157)
  Issuance of common stock                         602       353
  Dividends paid                                (6,824)   (6,808)
                                                ------    ------
      Net cash used by financing activities     (7,468)   (7,612)
                                                ------    ------
Net increase in cash and cash equivalents       34,021    19,407
Cash and cash equivalents at
beginning of period                             20,894    22,249
                                                ------    ------
Cash and cash equivalents at end of period     $54,915   $41,656
                                                ======    ======
See accompanying financial notes.
                               -5-


                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the financial position and results of operations of Armor All Products Corporation and its subsidiaries (the "Company"). In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1996 and the results of its operations and its cash flows for the six-month periods ended September 30, 1996 and 1995. Such adjustments were of a normal recurring nature.

     The results of operations for the six-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended March 31, 1996. That report has previously been filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K.



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

     Included in cash and cash equivalents in the accompanying consolidated balance sheets are the following amounts invested in the cash management program: $48,723,000 at 5.4% on September 30, 1996 and $17,359,000 at 5.3% on March 31, 1996.

                 ARMOR ALL PRODUCTS CORPORATION
                         FINANCIAL NOTES


3.   INVENTORIES

     Inventories are comprised of the following:


                                      September 30, March 31,
                                          1996        1996
                                         ------      ------
                                            (in thousands)
     Finished goods                       5,986      11,714
     Raw materials                        1,175         929
                                         ------      ------
          Total                         $ 7,161     $12,643
                                         ======      ======


4.   PREPAID EXPENSES

     Prepaid expenses at September 30, 1996 includes approximately $6,150,000 of payments related to fiscal year 1997 media advertising. The Company allocates the annual media advertising expense among interim periods in proportion to estimated annual sales volume. In addition, prepaid expenses at September 30, 1996 includes approximately $1,350,000 of media advertising purchased on a forward buying basis for airing in fiscal 1998.



5.   INTEREST INCOME

     Interest income is comprised of the following:


                              Three months ended Six months ended
                                 September 30,    September 30,
                                 -------------    -------------
                                  1996   1995      1996   1995
                                  ----   ----      ----   ----
                                         (in thousands)
     Interest income - McKesson   $623   $445      $870   $653
     Interest income - other        15     26        49     69
                                   ---    ---       ---    ---
          Interest income         $638   $471      $919   $722
                                   ===    ===       ===    ===

                 ARMOR ALL PRODUCTS CORPORATION
                       FINANCIAL REVIEW



Results of Operations
---------------------
Revenues decreased $2.4 million or 6.0% in the quarter ended September 30, 1996 in comparison with the prior year quarter.
The decrease was primarily attributable to lower shipments of Automotive products in the United States and Canada, reflecting a weakness in orders from the retail sector for the entire automotive appearance products industry. In addition, revenues were adversely affected by a change in the timing of shipments of the Company's annual holiday promotional packs; a higher percentage of the seasonal total of such packs will be shipped during the third quarter this year. Home Care revenues were lower primarily because the prior year quarter included strong initial shipments to retailers of Armor All(R) Vinyl Siding Wash, which was introduced in February 1995 and has the leading market share in its category. International revenues were higher due to increased shipments to Europe and the Caribbean.

Revenues increased $2.7 million or 3.0% in the six-month period ended September 30, 1996 in comparison with the comparable period in the prior year. The increase was primarily attributable to higher Automotive shipments in the United States and Canada. The principal contributors to this increase were shipments of two new products launched in December 1995: Armor All(R) Armor Plate(R) Paint Protectant and Armor All(R) FlashBlack(TM) Tire Shine. Revenues from shipments of the Company's flagship product, Armor All(R) Protectant, were slightly higher than in the prior year period. The Automotive revenue comparison benefited from the timing of spring promotional shipments in the current year. Home Care revenues were lower principally because the prior year shipments included (1) a large new customer's order to fill initial inventory requirements and (2) the aforementioned launch of Armor All(R) Vinyl Siding Wash. In addition, the current year period was adversely affected by cautious retailer buying due to a weather-related slow start to the spring season. International revenues were higher, mainly reflecting increased shipments to Europe and the Caribbean.

Cost of sales as a percentage of revenues was 45.7% and 45.8% in the quarters ended September 30, 1996 and 1995, respectively, and 45.3% and 47.4% in the respective six-month periods. The lower percentages in the current year were due to several factors, including a favorable Automotive product mix, lower raw materials costs, lower inventory carrying costs, and a selling price increase on certain Automotive products in November 1995. The

                 ARMOR ALL PRODUCTS CORPORATION
                       FINANCIAL REVIEW


percentage decrease was much lower in the second quarter than in the six-month period because the aforementioned favorable factors were largely offset by the effects of an unfavorable mix of Home Care shipments and the absorption of fixed manufacturing and distribution costs over the lower Automotive and Home Care sales volume.

Selling, general and administrative expense as a percentage of sales was 38.9% and 42.1% in the quarters ended September 30, 1996 and 1995, respectively, and 40.1% and 40.3% in the respective six-month periods. The decreases in the current year principally reflect a reduction in the spending level for marketing expenses. The percentage decrease was much higher in the second quarter than in the six-month period primarily due to the higher costs associated with spring Automotive shipments, as discussed above, as well as to other differences in the timing of expenses.

Interest income increased $0.2 million in the second quarter and six-month period mainly due to higher cash balances resulting from the Company's efforts to reduce inventory and other working capital balances.

Financial Resources and Liquidity
---------------------------------
The Company's working capital requirements fluctuate during the year, traditionally peaking in the spring due to extended payment terms offered in connection with the Company's winter sales promotional activities. Cash inflow is strongest during the summer months as these receivables are collected. This pattern resulted in cash flow from operations of $41.7 million and $27.2 million in the six-month periods ended September 30, 1996 and 1995, respectively. The higher cash inflow in the current year was primarily due to successful inventory reduction measures, higher net income, and changes in the timing of payments for media advertising and certain payables and accrued liabilities. These factors were partially offset by lower collections of accounts receivable due to a lower receivables balance at the beginning of the current fiscal year than at the beginning of the prior fiscal year.

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

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                        S I G N A T U R E





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARMOR ALL PRODUCTS CORPORATION
                              (Registrant)




Dated:  November 14, 1996     By /s/Michael G. McCafferty
                              ----------------------------------
                              Michael G. McCafferty
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and
                                Accounting  Officer)

                          EXHIBIT INDEX




Exhibit
Number              Description
-------             ---------------------------------------------

  27                Financial Data Schedule